Form 10-K
period 2021-12-31
Industrial Tech Acquisitions II, Inc.
filed 2022-04-11
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41213

INDUSTRIAL TECH ACQUISITIONS II, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1213962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5090 Richmond Ave, Suite 319 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-599-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ITAQU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ITAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	ITAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on January 12, 2022 and the registrant’s Class A common stock and warrants began trading on the Nasdaq Global Market on March 4, 2022. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on April 4, 2022, as reported on the Nasdaq Global Market was $171,465,000.

As of April 4, 2022 there were 17,250,000 shares of Class A common stock, par value $0.0001 per share and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	the impact on our amount held in trust, our capitalization and other impacts on our company or management team should we seek to extend the deadline for consummating our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering (as defined below), and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 14, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in the Registration Statement (as defined below);

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 22, 2021, as amended, and declared effective on January 11, 2022 (File No. 333-254594);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative” or “Wells Fargo Securities” are to Wells Fargo Securities, LLC, the representative of the underwriters in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Industrial Tech Partners II, LLC, a Delaware limited liability company, and an affiliate of E. Scott Crist, our Chief Executive Officer and Chairman;

●	“trust account” are to the U.S.-based trust account in which an amount of $175,950,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

●	“we,” “us,” “Company” or “our Company” are to Industrial Tech Acquisitions II, Inc. , a Delaware corporation.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated in Delaware for the purpose of effecting our initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we focus our search on targets operating in the technology-focused areas including software, mobile and IoT applications, digital and energy transformation, cloud and cyber communications as well as high bandwidth services, including LTE, remote sensing and 5G communications.

Initial Public Offering

On January 14, 2022, we consummated our initial public offering of 17,250,000 units, including 2,250,000 additional units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of one Class A common stock, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 8,037,500 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $8,037,500.

A total of $175,950,000, comprised of $169,050,000 of the proceeds from the initial public offering and $6,900,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Scott Crist, our Chairman and Chief Executive Officer, and R. Greg Smith, our Chief Financial Director and director, who have many years of experience in technology entrepreneurship, venture capital, private equity, and investment banking. We must complete our initial business combination by April 14, 2023, 15 months from the closing of our initial public offering. If our initial business combination is not consummated by April 14, 2023, then our existence will terminate, and we will distribute all amounts in the trust account. However, if we anticipate that we may not be able to consummate our initial business combination by April 14, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination until July 14, 2023), subject to the sponsor depositing into the trust account, upon five days advance notice prior to the applicable deadline, $1,725,000 ($0.10 per unit), for the available three month extension. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to 18 months described above or to redeem their shares in connection with such extension.

Business Combination Criteria

Our business combination criteria are not limited to a particular industry or geographic sector, however, given the experience of our management team and board, we have focused and will continue to focus our search on industrial technology companies with an enterprise value of approximately $200 million to $900 million. Management believes that this relative size of target opportunities will enable the Company to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective business combination opportunities. We have used and will continue to use these criteria and guidelines to evaluate business combination opportunities, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines.

●	Large and Compelling Growth Market. We are focused on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside.

●	Attractive, Inherently Profitable Business With High Operating Leverage. We seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also have inherently profitable unit economics.

●	Strong Management Teams. We seek to acquire a business that has an experienced management team with a proven track record for producing rapid growth and with an ability to clearly and confidently articulate the business and market opportunities to public market investors. As such, we will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time as needed.

●	Opportunity for Operational Improvements. We seek to identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the target’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team.

●	Differentiated Products or Services. We evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

●	Limited Technology Risk. We seek to invest in companies that have established market-tested products or service offerings, and do not lend themselves to erratic technology risks.

●	Appropriate Valuations. We seek target companies for our initial business combination based on disciplined valuation-centric metrics. Management has significant negotiating and operating experience and recognizes the initial valuation is an important component of the ultimate rate of return.

●	Benefit From Being a Public Company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Leading Industry Position and Competitive Market Advantage. We focus our search on one or more businesses based in the market and within industries that we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our stockholders. We seek to acquire a business whose products utilize a proprietary or patented technology, have dominate market position in a specific geographic or technological niche, or have some other form of distinct competitive advantage. The factors we consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms.

●	Potential to Grow, Including Through Further Acquisition Opportunities. We seek to acquire a business which has the potential to supplement its organic growth with a pipeline of potentially actionable acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

●	High Organic Revenue Growth, Attractive Gross Margins, Prudent Debt. We seek to acquire a business that has the ability to grow rapidly across various market conditions and in varying economic cycles and the near-term potential to generate significant increases in revenue as well as strong and sustainable operating margins. To provide reliable guidance, we also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics.

●	Sourced on a Proprietary Basis. We do not expect to participate in broadly marketed processes, but rather will leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or at the tail end of a process when other alternatives have been eliminated, on the strength of our prior experience in closing business combinations or because our company is most appropriately sized to the target.

●	Preparedness for the Process and Public Markets. We seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Competitive Strengths and Advantages

We believe that our management team is well positioned to consummate an initial business combination due to its combination of operating and investing expertise. We believe that the most likely business combination targets will be those companies at a strategic inflection point, such as rapidly growing companies stepping out from the control of private equity or venture capital owners, family-owned businesses seeking some liquidity, or business units being carved out from larger conglomerates. In these scenarios in particular, we believe the experience our management team brings in successfully scaling companies, especially those in the public markets, will be looked upon favorably by both the target company as well as public stockholders.

Specifically, we believe our competitive strengths to be the following:

●	Experienced Management Team. Our management team and strategic advisors have a substantial investment track record and advisory experience, significant knowledge of international energy and technology markets, access to proprietary deal flow, and strong relationships with business leaders and entrepreneurs in the industrial production, technology, and telecommunications industries. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully complete an initial business combination. In addition, our Chairman and Chief Executive Officer has prior experience in entrepreneurship, venture capital, public offerings, and acquisition led growth strategies across multiple industries but with a focus in the energy, industrial, technology and telecommunications space.

●	Flexible Structure. With a public market for our common stock and approximately $175.95 million in trust after our initial public offering, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status. We believe our status as a public company makes us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with stockholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

●	Established Deal Sourcing Network and Personal Contacts. We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s prior involvement in successful investments, will give us a competitive advantage when sourcing potential initial business combination opportunities. Existing relationships with private equity and venture capital firms, and those through investment bankers are likely to provide us with potential combination targets.

●	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked in the industrial technology markets globally, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors intend to apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

●	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

●	Public Company Operating Expertise. Our team has over 60 cumulative years of experience as either executive officers or directors of private and publicly traded companies, have the ability to shepherd targets through the “going public” process, and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination. In addition, some of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated energy and telecommunications industries will be advantageous when evaluating certain acquisition targets.

●	Investment Expertise. Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led multiple acquisitions and investments.

●	Broad Sector Focused Expertise. Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: oil & gas upstream, downstream and production, renewable and transition fuels, refineries, terminals and network integration.

Initial Business Combination

We have until April 14, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by April 14, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (or until July 14, 2023) to complete a business combination, subject to the sponsor depositing additional funds into the trust account, upon five days advance notice prior to the deadline, $1,725,000 ($0.10 per unit), for the available three month extension. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors indirectly own founder shares and/or private placement warrants following our initial public offering. Because of this ownership, our sponsor and our officers and directors have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 14, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $175,971,022 as of April 4, 2022, after payment of $6,900,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of April 4, 2022, the amount in the trust account was approximately $10.20 per public share, without taking into account any interest earned on such funds or additional funds, if any, deposited into the trust account in connection with extensions of the period of time to consummate a business combination (as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we need only 6,468,751, or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of our initial public offering, or until April 14, 2023, (or until July 14, 2023 if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $987,740 of proceeds held outside the trust account as of April 4, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of April 4, 2022, we have access to up to approximately $1,522,500 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of April 4, 2022, the amount held outside the trust account was $987,740.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 14, 2023 (or July 14, 2023 if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by April 14, 2023 (or by July 14, 2023 if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, warrants and unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We have no full-time employees and do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our private placement warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 5090 Richmond Ave, Suite 319, Houston, Texas 77056, with additional space at 5051 Westheimer Ave, Suite 1700, Houston Texas 77056, and our telephone number is 713-599-1300. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols ITAQU, ITAQ, and ITAQW, respectively. Our units commenced public trading on January 12, 2022, and our public shares and public warrants commenced separate public trading on March 4, 2022.

(b)	Holders

On April 4, 2022, there were one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On January 14, 2022, pursuant to the Registration Statement, which was declared effective on January 11, 2022, the Company consummated its initial public offering of 17,250,000 units, including 2,250,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000. Wells Fargo Securities acted as sole bookrunner and representative of the underwriters and Maxim Group LLC acted as co-manager of the initial public offering.

A total of $175,950,000 of the proceeds from the initial public offering (which amount includes $3,450,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Industrial Tech Acquisitions II, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from January 4, 2021 (inception) through December 31, 2021 relates to our formation and the initial public offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 4, 2021 (inception) through December 31, 2021, we had net loss of $3,758, which consisted of formation and operating costs of $3,768, partially offset by bank interest income of $10.

Liquidity, Going Concern and Capital Resources

As of December 31, 2021, we had $19,542 in our operating bank account, and working capital deficit of $191,888 (excluding deferred offering costs). Our liquidity needs up to December 31, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares  and proceeds from a promissory note to our sponsor.

Subsequent to the annual period covered by this annual report on Form 10-K, we consummated the initial public offering and private placement. Of the net proceeds from the initial public offering and private placement, $175,950,000 of cash was placed in the trust account and $1,319,675 of cash was held outside of the trust account and is available for working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we have alleviated the substantial doubt about our ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We have agreed to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support commencing on the date of the initial public offering. Upon completion of the initial business combination or liquidation, we will cease paying these monthly fees.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the initial public offering. Should the initial public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Warrant Liability

We account for private placement warrants for shares of our common stock that are not indexed to our own shares as liabilities at fair value on the balance sheet. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital.

Class A Common Stock Subject to Possible Redemption

Our Class A common stock that was sold as part of the units in the initial public offering contains a redemption feature which allows for the redemption of such public shares in connection with the our liquidation, or if there is a stockholder vote or tender offer in connection with the initial business combination. In accordance with ASC 480-10-S99, we classify such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of us. The public shares sold as part of the units in the initial public offering was issued with other freestanding instruments (i.e., public warrants) and as such, the initial carrying value of public shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2024 for small reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 4, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

NAME	AGE	POSITION
E. Scott Crist	57	Chief Executive Officer and Chairman
R. Greg Smith*	63	Chief Financial Officer and Director
Andrew Clark*	59	Independent Director
Harvin Moore*	57	Independent Director
Aruna Viswanathan*	50	Independent Director

The experience of our directors and executive officers is as follows:

E. Scott Crist, our Chairman and Chief Executive Officer since January 2021, has over 30 years of business experience and an extensive background as an entrepreneur, venture capitalist and chief executive officer. He has founded, built and successfully exited a number of businesses in the technology, telecommunications, and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. He has been a partner at Texas Ventures, a leading technology venture firm since March 2000, and the Chief Executive Officer of Osperity, Inc. a market leader in AI-assisted industrial computer vision since August 2019. In addition, Mr. Crist served as the CEO of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which is consummated an initial business combination with Arbe Robotics Ltd. in October 2021. Following the business combination, Mr. Crist has been serving as a member of the board of directors of Arbe Robotics Ltd. In 2012, Mr. Crist founded VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families and has been serving as its Chairman since then. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended internal rate of return of approximately 15% for the “for-profit” limited partners. From April 2016 to September 2019, Mr. Crist was Chief Executive Officer and Chairman of Infrastructure Networks, a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management, and has been serving as a member of its board since then. From 2000 to 2002, Mr. Crist was founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc., (“SalvageSale”) an ecommerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros Auctioneers Inc. (NYSE: RBA) (“Ritchie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers ecommerce strategy. Earlier in his career, from 1994 to 2000, Mr. Crist was the founder and Chief Executive Officer of Telscape International Inc., a telecommunications company focused on emerging global markets and built Telscape from its start-up stage through multiple acquisitions, into a publicly traded industry leader with a market cap in excess of $100 million. From 1991 to 1995, he was President and Chief Executive Officer of Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the US by Inc. Magazine in 1995. Mr. Crist was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region, and holds a BS in Electrical & Computer Engineering from North Carolina State University. He has an MBA from the Kellogg School at Northwestern University, and is a former adjunct professor and current lecturer at Rice University’s Jones Graduate School of Business. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the goal of pursuing exceptional risk-adjusted returns for our stockholders.

R. Greg Smith, our Chief Financial Officer since January 2021 and one of our directors since January 2022, has more than 30 years of corporate finance and management experience, including the last 25 years in capacities of Chief Financial Officer, Senior Vice President Mergers and Acquisitions, Executive Vice President and Director of venture and private equity-backed private and public companies and their respective subsidiaries. In addition, Mr. Smith served as the CFO of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. He has extensive experience in mergers, acquisitions and divestitures including due diligence, valuation analysis, transaction negotiations, term sheets, letters of intent and definitive agreements. He served as Chief Financial Officer for Infrastructure Networks, Inc., a leading 5G-LTE wireless & IoT communications platform digitizing the energy patch in North America from February 2017 through May 2020 and subsequently served as a special advisor. In his capacity as chief financial officer of Infrastructure Networks Inc., he helped grow the company organically during his tenure. From June 2004 to January 2017, he worked for various companies in the wireless broadband industry, including as the founder, Chief Executive Officer, Chief Financial Officer, Executive Vice president and member of its board of directors of ERF Wireless, Inc. (OTC:ERFB) from August 2004 through July 2015, which provided high-speed broadband and remote connectivity for mission-critical applications to energy companies, banks, and hospitals. Mr. Smith received a BBA degree in Finance and minor in Economics from Sam Houston State University.

Andrew Clark, one of our directors since January 2022, has over 30 years of business experience spanning many facets of technology, industrial and energy businesses. He has been a founder and principal with The Castell Group since 2003, an investment and advisory firm assisting companies in technology businesses. On a daily basis he interacts with some of the region’s top entrepreneurs assisting them with their businesses while identifying the best of breed in which to invest. In addition, Mr. Clark was a director of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. He also served as a director of Texas Halo Fund I, LLC since 2012, of AETolls, LLC since 2018 and of TapNpay, Inc. since 2020. Mr. Clark also served as a director of Surge Accelerator, LLC (2011 to 2013), Quarri, Inc. (2010 to 2017), Onit, Inc. (2010 to 2012), and Metal Networks (2013 to 2016). His corporate career includes positions at Reliant Energy (now NRG) as VP of Interactive Marketing from 2000 to 2003, Director of Strategy at Compaq Computer (now Hewlett Packard) from 1989 to 2000, and a consultant with Coopers & Lybrand (now Pricewaterhouse Coopers) 1985 to 1989. He began his private equity investment experience at Compaq Computer where he served as an observer on various boards. He is a graduate of The Wharton School of the University of Pennsylvania where he received his BS degree in Economics with a concentration in Entrepreneurship, and was both a Benjamin Franklin Scholar and a University Scholar.

Harvin Moore, one of our directors since January 2022, has been a principal of Frontera Technology Ventures (“Frontera”) since July 1991. From December 2018 until January 2021, Mr. Moore served on the governing board of the Houston Angel Network, a nonprofit organization dedicated to supporting startups with financial resources and mentorship. From June 2019 until July 2021, he served as a President, Director, member of the Audit Committee and Chief Executive Officer of Houston Exponential, an independent non-profit focused on accelerating the growth of the technology innovation ecosystem of Houston, Texas, and as the co-chairman of the Houston Aerospace and Aviation Regional Task Force, a committee of the Greater Houston Partnership, that pursues commercial arrangements in aerospace and aviation for the Houston region, from August 2020 until July 2021. In addition, Mr. Moore was a director of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. Mr. Moore has been involved in the technology innovation movement in Texas since the 1990s as entrepreneur, advisor, and venture investor. As a Principal of Frontera, Mr. Moore has invested in and/or advised growth-stage technology companies, holding equity stakes in many of Frontera’s portfolio clients. Mr. Moore has also been a director of Frontera Furniture Company since October 1991 and Emeritus International Education since August 2017. In addition, Mr. Moore has been deeply involved with K12 education since 1996, having worked with several prominent education reform organizations, including KIPP, Inc., a public charter school network, as a founding director, Treasurer, and Vice Chairman from 1997 to 2003. Mr. Moore was elected to the Board of Education of Houston Independent School District in 2003, and was re-elected three subsequent times before retiring as the longest serving member in 2017. Mr. Moore was the Chief Operating Officer and Director of both Space Service Holdings, Inc. (2003-2015), and Sentinel Satellite Inc. (2008-2014). Mr. Moore currently serves on the governing boards of TXRX Labs, a non-profit makerspace and job training organization, since December 2018, The Manned Spaceflight Educational Foundation Inc, d/b/a Space Center Houston, a nonprofit which operates the visitor center for NASA’s Johnson Space Center Space Center Houston, since September 2012, and the Powell Foundation, a private charitable foundation supporting public education, arts, conservation and human services, since December 2000, where he also serves on the audit committee and as Treasurer. He holds a Master of Business Administration in Finance from New York University, and a Bachelor of Arts in Economics from Northwestern University. We believe Mr. Moore is well qualified to serve on our Board due to his extensive operational and management experience in technology and finance related organizations.

Aruna Viswanathan, one of our directors since January 2022, has been serving as the Chief Operating Officer of AlphaX Decision Sciences (“AlphaX”), a provider of artificial intelligence software and cloud infrastructure solutions, since August 2017. In addition, Ms. Viswanathan was a director of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. Prior to her position at AlphaX, from July 2016 to August 2017, she was the Chief Operating Officer of The RBR Group, a technology development and commercialization firm. From April 2006 through June 2016, Ms. Viswanathan was a partner at Clearspring Capital Group and involved in managing two private equity funds that provided growth financing across a broad range of industries. Notable exits from the funds includes BorderComm/XC Networks (acquired by Transtelco in 2013), Softlayer Technologies, Inc. (acquired by International Business Machines Corporation (IBM) (NASDAQ: IBM) in 2013), and Sweet Leaf Tea Company (acquired by Nestle S.A. (OTCMKTS: NSRGY in 2011). In addition, as the former Director of Operations and board member for the Houston Technology Center from 2001 through 2006, Ms. Viswanathan helped direct the growth of the organization and launched the Gulf Coast Regional Center for Innovation and Commercialization. She was employed by Motorola Solutions Inc’s (NYSE: MSI) Wireless Signal Processing Division from 1994 through 1999 and began her career at Advanced Micro Devices, Inc. (NASDAQ: AMD) as an Associate Engineer from 1991 to 1993. Appointed by Texas Governor Rick Perry, Ms. Viswanathan served a five-year term beginning in 2007 on the Texas Emerging Technology Fund Committee, is a former Director for the Houston Angel Network and has been a current board member and past-President of the Houston Chapter of The Indus Entrepreneurs (TiE) since January 2014, a global entrepreneurship organization, since 2014 and was on the Board of Advisors for the Cullen College of Engineering at the University of Houston from 2005 through 2013. Ms. Viswanathan is the 2018 recipient of the Indo American Chamber of Commerce “Women in Business Award” in Houston, the recipient of the 2011 Houston Business Journal’s 40 under 40 awards and the 2003 Women in Technology award from the Association of Women in Computing. Ms. Viswanathan, graduated with a Bachelor of Science and Master of Science in Electrical Engineering from University of Texas, Austin and a Master of Business Administration from Rice University. We believe Ms. Viswanathan is well qualified to serve on our Board due to her extensive operational and management experience in technology and finance related organizations.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Clark and Moore will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Crist and Smith, and Ms. Viswanathan, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Moore and Clark and Ms. Viswanathan serve as members of our audit committee, and Mr. Moore chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Moore and Clark and Ms. Viswanathan meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Moore qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Moore and Clark serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent Messrs. Moore and Clark are independent, and Mr. Moore chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up until April 14, 2023 (or July 14, 2023 if we extend the period of time to consummate a business combination), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Moore and Clark and Ms. Viswanathan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We have filed a copy of our code of ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 4, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock, consisting of (i) 17,250,000 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of April 4, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Industrial Tech Partners II, LLC (2)	—	—	4,312,500	100%	20%
E. Scott Crist (2)	—	—	4,312,500	100%	20%
R. Greg Smith (3)	—	—	—	—	—
Andrew Clark (3)	—	—	—	—	—
Aruna Viswanathan (3)	—	—	—	—	—
Harvin Moore (3)	—	—	—	—	—
All executive officers and directors as a group (5 individuals)	—	—	4,312,500	100%	20%

Other 5% Stockholders
Saba Capital Management, L.P. (4)	1,225,000	7.10%	—	—	5.68%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Industrial Tech Acquisitions II, Inc., 5090 Richmond Ave, Suite 319, Houston, Texas 77056.
(2)	Represents shares held by Industrial Tech Partners II, LLC, our sponsor. E. Scott Crist is the managing member of our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 3, but does not have voting or dispositive control over the shares held by our sponsor.

(4)	According to a Schedule 13G filed on January 21, 2022, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC acquired 1,225,000 shares of Class A common stock. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 12, 2021, we issued an aggregate of 4,312,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Up to 562,500 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. As a result of the full exercise of which the underwriters’ over-allotment option, no founder shares are subject to forfeiture.

Our sponsor purchased an aggregate of 8,037,500 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $8,037,500. The private placement warrants are identical to the units sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor, the underwriters or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of our initial public offering. As of December 31, 2021, $127,385 was outstanding under the promissory note. The loan was repaid in full upon the closing of our initial public offering out of the offering proceeds that were allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the sponsor upon the closing of our initial public offering, which was returned by the sponsor on January 19, 2022.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the securities underlying the unit purchase option, the securities issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Clark and Moore and Ms. Viswanathan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from January 4, 2021 (inception) through December 31, 2021 totaled $70,545. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 4, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from January 4, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from January 4, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

The Company’s independent registered public accounting firm is Marcum LLP (PCAOB ID Number 688) of Houston, Texas.

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

INDUSTRIAL TECH ACQUISITIONS II, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Industrial Tech Acquisitions II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Industrial Tech Acquisitions II, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, stockholder’s equity, and cash flows from the period January 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, TX

April 11, 2022

INDUSTRIAL TECH ACQUISITIONS II, INC.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash on hand	$19,542
Total current assets	19,542
Deferred offering costs	214,767
Total assets	$234,309

Liability and Stockholder’s Equity
Accrued offering costs and expenses	85,682
Promissory note – related party	127,385
Total current liabilities	213,067

Commitments and Contingencies (Note 6)

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid-in capital	24,569
Accumulated deficit	(3,758)
Total stockholder’s equity	21,242

Total Liabilities and Stockholder’s Equity	$234,309

(1)	Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As of January 14, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) through DECEMBER 31, 2021

Formation and operating costs	$3,768
Loss from operations	(3,768)

Other income
Bank interest income	10
Total other income	10
Net loss	$(3,758)

Basic and diluted weighted average shares outstanding(1)	3,750,000
Basic and diluted net loss per common stock	$(0.00)

(1)	Excludes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As of January 14, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) through DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 4, 2021 (inception)	-	$-	$-	$-	$-
Class B common stock issued to Sponsor for cash	4,312,500	431	24,569	-	25,000
Net loss	-	-	-	(3,758)	(3,758)
Balance as of December 31, 2021	4,312,500	$431	$24,569	$(3,758)	$21,242

(1)	Includes up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As of January 14, 2022, the over-allotment option was fully exercised and such shares were no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) TO DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(3,758)
Changes in current assets and liabilities:
Accrued expenses	1,637
Net cash used in operating activities	(2,121)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock	25,000
Proceeds from issuance of promissory note to related party	129,000
Payment of promissory note to related party	(1,615)
Payment of deferred offering costs	(130,722)
Net cash provided by financing activities	21,663

Net change in cash	19,542
Cash, January 4, 2021 (inception)	-
Cash, end of the period	$19,542

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs and expenses	$84,045

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO FINANCIAL STATEENTS

DECEMBER 31, 2021

Note 1 – Organization and Business Operation

Industrial Tech Acquisitions II, Inc. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 4, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the IPO (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below).

The Company’s sponsor is Industrial Tech Partners II, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on January 11, 2022 (the “Effective Date”). On January 14, 2022, the Company consummated its IPO of 17,250,000 units (the “Units”), which included 2,250,000 Units issued pursuant to the full exercise of the over-allotment option granted to the underwriters. Each Unit consists of one share of Class A common stock of the Company (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 8,037,500 warrants (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,037,500, which is discussed in Note 4.

Transaction costs amounted to $10,971,530 consisting of $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions, and $621,530 of other offering costs, partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters upon the IPO. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes as of January 14, 2022.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, which would have higher priority than the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-1 0-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity would be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and would be classified as such on the balance sheet until such date that a redemption event takes place.

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within Combination Period.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Going Concern and Capital Resources

As of December 31, 2021, the Company had $19,542 in its operating bank account, and working capital deficit of $191,888 (excluding deferred offering costs). The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares  and proceeds from a promissory note to the Sponsor.

Subsequent to the annual period covered by this annual report on Form 10-K (the “Annual Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $175,950,000 of cash was placed in the Trust Account and $1,319,675 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company has alleviated the substantial doubt about the Company’s ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. The Company held $19,542 in cash as of December 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Fair Value Measurements

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Warrant Liability

Upon completion of its IPO, the  Company accounts for Private Placement Warrants for shares of the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital. No warrants were issued as of December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The public shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of public shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The public shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2024 for small reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On January 14, 2022, the Company sold 17,250,000 Units, (which included 2,250,000 Units issued pursuant to the full exercise of the over-allotment option) at a purchase price of $10.00 per Unit. Each unit that the Company offered  had a price of $10.00 and consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant entitles  the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the public units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 - Private Placement

The Company’s Sponsor purchased an aggregate of 8,037,500 warrants at a price of $1.00 per warrant ($8,037,500 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period.

Upon completion of its IPO, the  Company accounts for the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the Private Placement Warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all stockholders) in the event of a tender offer.

Note 5 - Related Party Transactions

Founder Shares

On January 12, 2021, the Company issued 4,312,500 shares of Class B common stock to the initial stockholders for $25,000 in cash, or approximately $0.006 per share. The founder shares include an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (i) one year after the date of the consummation of the Company’s initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, the founder shares will no longer be subject to such transfer restrictions.

Promissory Note - Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of the IPO.

As of December 31, 2021, $127,385 was outstanding under the promissory note. The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have  been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor upon the IPO, which was returned by the Sponsor on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease  paying these monthly fees.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 2,250,000 units to cover over-allotments, if any. As of January 14, 2022, the over-allotment was fully exercised.

The underwriters received a cash underwriting discount of approximately 2% of the gross proceeds of the IPO, or $3,450,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

The underwriters also agreed to reimburse the Company $1,035,000 for certain expenses incurred by the Company in connection with the IPO if the underwriters’ over-allotment option was exercised in full. The Company received the reimbursement on January 14, 2022, upon full exercise of the over-allotment option.

Note 7 - Stockholder’s Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At December 31, 2021, there were no shares of Class A common shares issued or outstanding.

Class B Common Stock - The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of December 31, 2021, there were 4,312,500 shares of Class B common shares issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (i) one year after the date of the consummation of the Company’s initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, the founder shares will no longer be subject to such transfer restrictions.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Public Warrants - Each warrant  entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless, in which case the purchaser of a unit containing such warrants shall have paid the full purchase price for the unit solely for the shares of Class A common stock underlying such unit. In no event will the Company be required to net cash settle any warrant.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part;0

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Company issued 8,037,500 public warrants in connection with the IPO and will account  for them in accordance with the guidance contained in ASC 815-40. Such guidance provides that the public warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants are based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

Note 8 – Income Tax

The Company’s net deferred tax assets as of December 31, 2021 are as follows:

December 31,
2021
Deferred tax assets
Net operating loss carryforward	$344
Startup costs	445
Total deferred tax assets	789
Valuation allowance	(789)
Deferred tax assets	$—

The income tax provision for the period from January 4, 2021 (inception) through December 31, 2021consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(789)
State and Local
Current	—
Deferred	—
Change in valuation allowance	789
Income tax provision	$—

As of December 31, 2021, the Company had $1,637 of U.S. federal net operating loss carryovers available to offset future taxable income indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 4, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $789.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
Valuation allowance	-21.0%
Income tax provision	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the period from January 4, 2021 (inception) through December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return for the period from January 4, 2021 (inception) through December 31, 2021 remains open and subject to examination.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The registration statement for the Company’s IPO was declared effective on January 11, 2022.

On January 14, 2022, the Company consummated its IPO and associated Private Placement (see Note 3 and Note 4).

On January 14, 2022, the promissory was repaid in full. The Company overpaid $26,615 to the Sponsor upon the IPO, which was returned by the Sponsor on January 19, 2022.

In January 2022, the Company paid a related party for advisory services to advise on the pursuit of prospective target businesses for a cash payment of $172,500. Further, the related party committed to purchase units of the Sponsor (the “Investor Units”) upon the Business Combination. Each Investor Unit consists of an interest in one share of the Class B common stock of the Company and one-half of one Private Placement Warrant of the Company. The related party and one of its affiliates also participated in the Company’s IPO on January 14, 2022, and together purchased a total of $12,500,000 of the Class A units in the IPO.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 11, 2022, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters (3)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A common stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated January 11, 2022, by and among the Company, its officers and directors and the Sponsor (3)
10.2	Amended and Restated Promissory Note, dated January 11, 2022, issued to the Sponsor (3)
10.3	Investment Management Trust Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated January 11, 2022, by and among the Company and the Sponsor (3)
10.5	Securities Subscription Agreement, dated January 8, 2021, between the Registrant and Industrial Tech Partners II, LLC (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 11, 2022, by and between the Company and the Sponsor (3)
10.7	Administrative Services Agreement, dated January 11, 2022, by and between the Company and the Sponsor (3)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 22, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 4, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 11, 2022	INDUSTRIAL TECH ACQUISITIONS II, INC.

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Scott Crist	Chief Executive Officer and Chairman	April 11, 2022
E. Scott Crist	(Principal Executive Officer)

/s/ R. Greg Smith	Chief Financial Officer	April 11, 2022
R. Greg Smith	(Principal Financial and Accounting Officer)

/s/ Andrew Clark	Independent Director	April 11, 2022
Andrew Clark

/s/ Harvin Moore	Independent Director	April 11, 2022
Harvin Moore

/s/ Aruna Viswanathan	Independent Director	April 11, 2022
Aruna Viswanathan