Form 10-Q
period 2022-03-31
Industrial Tech Acquisitions II, Inc.
filed 2022-05-23
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-41213

INDUSTRIAL TECH ACQUISITIONS II, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1213962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5090 Richmond Ave, Suite 319 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

713-599-1300

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ITAQU	The Nasdaq Stock Market LLC

Class A common stock, par value $0.0001 per share	ITAQ	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	ITAQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Unaudited Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 4, 2021 (Inception) Through March 31, 2021	2
Condensed Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and for the Period from January 4, 2021 (Inception) Through March 31, 2021	3
Condensed Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 4, 2021 (Inception) Through March 31, 2021	4
Notes to Condensed Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURES	24

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets:	(Unaudited)
Current assets:
Cash on hand	$987,740	$19,542
Prepaid expenses	264,755	—
Total current assets	1,252,495	19,542
Prepaid expenses, non-current	165,005	—
Investments held in Trust Account	175,951,033	—
Deferred offering costs	—	214,767
Total assets	$177,368,533	$234,309

Liability, Class A Common Stock Subject to Possible Redemption, and Stockholder’s (Deficit) Equity
Accrued offering costs and expenses	$166,215	$85,682
Promissory note – related party	—	127,385
Total current liabilities	166,215	213,067
Warrant liability	2,036,091	—
Deferred underwriting commissions	6,900,000	—
Total liabilities	9,102,306	213,067

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001par value; 100,000,000 shares authorized and 17,250,000 and no shares issued and outstanding, respectively, at redemption value of $10.20	175,950,000	—

Stockholder’s (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(7,684,204)	(3,758)
Total stockholder’s (deficit) equity	(7,683,773)	21,242
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholder’s (Deficit) Equity	$177,368,533	$234,309

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from January 4, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$493,656	$1,714
Loss from operations	(493,656)	(1,714)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,033	—
Interest income on bank account	229	—
Change in fair value of warrant liabilities	3,048,096	—
Offering costs allocated to warrants	(27,670)	—
Other income, net	3,021,688	—

(Loss) income before income taxes	2,528,032	(1,714)
Net income (loss)	$2,528,032	$(1,714)

Basic and diluted weighted average shares outstanding, Class A common stock	14,758,333	—

Basic and diluted net income (loss) per share, Class A common stock	$0.13	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.13	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	4,312,500	$431	$24,569	$(3,758)	$21,242

Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313
Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335
Accretion of shares subject to redemption	—	—	(8,000,217)	(10,208,478)	(18,208,695)
Net income	—	—	—	2,528,032	2,528,032
Balance as of March 31, 2022	4,312,500	$431	$—	$(7,684,204)	$(7,683,773)

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 4, 2021 (inception)	-	$-	$-	$—	$—

Class B common stock issued to Sponsor for cash	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,714)	(1,714)
Balance as of March 31, 2021	4,312,500	$431	$24,569	$(1,714)	$23,286

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from January 4, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,528,032	$(1,714)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,048,096)	—
Interest earned on marketable securities held in Trust Account	(1,033)	—
Financing costs of warrant issuance	27,670	—
Changes in operating assets and liabilities:
Prepaid expenses	(429,760)	—
Accrued offering costs and expenses	166,215	—
Net cash used in operating activities	(756,972)	(1,714)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,950,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	170,085,000	—
Proceeds from sale of private placement warrants	8,037,500	—
Proceeds from promissory note – related party	—	100,000
Repayment of promissory note – related party	(127,385)	(1,615)
Payment of offering costs	(319,945)	(112,695)
Net cash provided by financing activities	177,675,170	10,690

Net Change in Cash	968,198	8,976
Cash – Beginning of period	19,542	—
Cash – End of period	$987,740	$8,976

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value	$18,208,695
Deferred underwriters discount payable	$6,900,000	$—
Initial classification of warrant liability	$5,084,187	$—
Fair value of public warrant (less proceeds allocated)	$5,022,335

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Industrial Tech Acquisitions II, Inc. (the “Company”) is a blank check company incorporated as a Delaware corporation on January 4, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an initial Business Combination target in any business, industry or geographical location, the Company intends to focus its search on targets operating in the technology-focused areas including software, mobile and Internet of Things (“IoT”) applications, digital and energy transformation, cloud and cyber communications as well as high bandwidth services, including LTE, remote sensing and 5G communications. The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Industrial Tech Partners II, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering (“IPO”) was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its IPO of 17,250,000 units (the “Units”), which included 2,250,000 Units issued pursuant to the full exercise of the over-allotment option granted to the underwriters. Each Unit consists of one share of Class A common stock of the Company (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 8,037,500 warrants (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,037,500, which is discussed in Note 4.

Transaction costs amounted to $10,799,030 consisting of $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions, and $449,030 of other offering costs, partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

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

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, which would have higher priority than the claims of the Company’s public stockholders.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity would be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and would be classified as such on the balance sheet until such date that a redemption event takes place.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity, Going Concern and Capital Resources

As of March 31, 2022, the Company had $987,740 in its operating bank accounts, $175,951,033 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,135,595, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, approximately $1,262 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until April 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 13, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company held $987,740 and $19,542 in cash as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less: Fair value of Public Warrants at issuance	(5,323,017)
Less: Class A common stock issuance costs	(9,435,678)
Add: accretion of carrying value to redemption value	18,208,695
Class A common stock subject to possible redemption	$175,950,000

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $10,799,030 as a result of the IPO (consisting of $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions and $449,030 of other offering costs), partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters. The Company immediately expensed $27,670 of offering costs in connection with the Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 14, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and for the period from January 4, 2021 (inception) through March 31, 2021, primarily due to the change m the fair value of the warrants liabilities and the valuation allowance recorded on the Company’s net operating losses.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement to purchase an aggregate of 8,037,500 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,946,585	$581,447
Denominator:
Basic and diluted weighted average stock outstanding	14,758,333	4,312,500

Basic and diluted net income per common share	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2024 for small reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU 2020-06 did not have an impact the financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

NOTE 4. PRIVATE PLACEMENT

The Company’s Sponsor purchased an aggregate of 8,037,500 warrants at a price of $1.00 per warrant ($8,037,500 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. On January 14, 2022, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 2,250,000 Private Placement Warrants to the Sponsor, at a price of $10.00 per Private Placement Warrant, generating gross proceeds of $22,500,000. Each whole warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The accounting treatment of derivative financial instruments requires that the Company record the Private Placement Warrants as derivative liabilities at fair value upon the closing of the IPO. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 12, 2021, the Company issued 4,312,500 shares of Class B common stock to the initial stockholders for $25,000 in cash, or approximately $0.006 per share. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of January 14, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

On November 29, 2021, the Sponsor entered into a subscription agreement with Meteora Capital Partners, LP and affiliates (“Meteora”) pursuant to which Meteora commits to purchase 125,000 units of Sponsor (the “Investor Units”) for an aggregate purchase price of $250,000. Each Investor Unit consists of interest on one share of the Class B common stock of the Company and one-half of one Private Placement Warrant of the Company. Upon the closing of the Initial Public Offering, Meteora and one of its affiliates, together purchased a total of 1,250,000 Units sold in the Initial Public Offering at $10.00 per Unit.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and $0 in fees for these services, respectively.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the Initial Public Offering, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Note — Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of the IPO.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

As of March 31, 2022 and December 31, 2021, there was $0 and $127,375 outstanding under the Promissory Note, respectively. The outstanding amount of was repaid at the closing of the IPO on January 14, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

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

Underwriting Agreement

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

NOTE 7. STOCKHOLDER’S EQUITY (DEFICIT) AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At March 31, 2022, there were 17,250,000 shares of Class A common shares issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common shares issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of March 31, 2022 and December 31, 2021, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

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

The Company issued 8,037,500 Public Warrants in connection with the IPO and accounted for them in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Public Warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on January 14, 2022 and March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 14, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,084,187	$—	$—	$5,084,187

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$2,036,091	$—	$—	$2,036,091

The Private Placement Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statement of operations.

The Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	January 14, 2022	March 31, 2022
Risk-free interest rate	1.65%	2.41%
Expected term (years)	6.13	5.90
Expected volatility	10.1%	3.2%
Exercise price	$11.50	$11.50
Fair value of common stock	$9.69	$9.95

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Industrial Tech Acquisitions II, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Industrial Tech Partners II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 4, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. While we may pursue an initial Business Combination target in any business, industry or geographical location, we intend to focus our search on targets operating in the technology-focused areas including software, mobile and IoT applications, digital and energy transformation, cloud and cyber communications as well as high bandwidth services, including LTE, remote sensing and 5G communications. We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (Inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $2,528,032, which consists of operating costs of $493,656 and offering costs allocated to warrants at the IPO date of $27,670, offset by interest income on marketable securities held in the Trust Account and bank account of $1,262 and change in fair value of warrant liability of $3,048,096.

For the period from January 4, 2021 (inception) through March 31, 2021, we had net loss $1,714, which consisted of formation and operating costs.

Liquidity and Capital Resources

On January 14, 2022, we consummated our IPO of 17,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 8,037,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,037,500.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $175,950,000 was placed in the Trust Account. We incurred $10,799,030 in the IPO related costs, including $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions, and $449,030 of other offering costs, partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters.

For the three months ended March 31, 2022, cash used in operating activities was $756,972. Net income of $2,528,032 was affected by interest earned on marketable securities held in the Trust Account of $1,033, financing costs of warrant issuance of $27,670, and change in fair value of the warrant liability of $3,048,096. Changes in operating assets and liabilities used $263,545 in cash for operating activities.

For the period from January 4, 2021 (inception) through March 31, 2021, cash used in operating activities was $1,714.

As of March 31, 2022, we had marketable securities held in the Trust Account of $175,951,033 (including approximately $1,033 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $987,740. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until April 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

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

Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU 2020-06 did not have an impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over the review of all transactions and expenses. Specifically, we intend to work closely with all our advisors to ensure balances being recorded represent the accurate classification of the expense.

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2022, we consummated the IPO of 17,250,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $172,500,000. Wells Fargo Securities acted as sole book-running manager and Maxim group LLC acted as co-manager, of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254594). The SEC declared the registration statement effective on January 11, 2022.

Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 8,037,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,037,500. Each Unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $175,950,000 was placed in the Trust Account.

We paid a total of $10,350,000 in underwriting discounts and commissions and $1,656,530 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 11, 2022, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters(1)
3.1	Amended and Restated Certificate of Incorporation(1)
4.1	Warrant Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(1)
10.1	Investment Management Trust Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(1)
10.2	Registration Rights Agreement, dated January 11, 2022, by and among the Company and the Sponsor(1)
10.3	Letter Agreement, dated January 11, 2022, by and among the Company, its officers and directors and the Sponsor(1)
10.4	Private Placement Warrants Purchase Agreement, dated January 11, 2022, by and between the Company and the Sponsor(1)
10.5	Administrative Services Agreement, dated January 11, 2022, by and between the Company and the Sponsor(1)
10.6	Amended and Restated Promissory Note, dated January 11, 2022, issued to the Sponsor(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS II, INC.

Date: May 23, 2022	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)