Form 10-Q
period 2022-06-30
Industrial Tech Acquisitions II, Inc.
filed 2022-08-15
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 4, 2021 (Inception) Through June 30, 2021	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 4, 2021 (Inception) Through June 30, 2021	3
Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and for the Period from January 4, 2021 (Inception) Through June 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
SIGNATURES	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets:	(Unaudited)
Current assets:
Cash on hand	$745,692	$19,542
Prepaid expenses	247,774	—
Total current assets	993,466	19,542

Prepaid expenses – non-current	104,925	—
Investments held in Trust Account	176,199,501	—
Deferred offering costs	—	214,767
Total assets	$177,297,892	$234,309

Liability, Class A Common Stock Subject to Possible Redemption, and Stockholder’s (Deficit) Equity
Accrued offering costs and expenses	$170,000	$85,682
Accounts payable	39,833	—
Promissory note – related party	—	127,385
Income taxes payable	31,408	—
Total current liabilities	241,241	213,067
Warrant liability	1,233,763	—
Deferred underwriting commissions	6,900,000	—
Total liabilities	8,375,004	213,067

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized and 17,250,000 and no shares issued and outstanding, respectively, at redemption value of $10.21	176,066,456	—

Stockholder’s (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 17,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(7,143,999)	(3,758)
Total stockholder’s (deficit) equity	(7,143,568)	21,242
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholder’s (Deficit) Equity	$177,297,892	$234,309

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 4, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$363,006	$(2)	$856,662	$1,720
Loss from operations	(363,006)	2	(856,662)	(1,720)

Other income:
Interest earned on investments held in Trust Account	248,468	—	249,501	—
Interest income on bank account	279	1	508	9
Change in fair value of warrant liabilities	802,328	—	3,850,424	—
Offering costs allocated to warrants	—	—	(27,670)	—
Other income, net	1,051,075	1	4,072,763	9

Income (loss) before income taxes	688,069	3	3,216,101	(1,711)
Provision for income taxes	(31,408)	—	(31,408)	—
Net income (loss)	$656,661	$3	$3,184,693	$(1,711)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—	16,011,050	—

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$—	$0.16	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.00	$0.16	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	4,312,500	$431	$24,569	$(3,758)	$21,242

Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313
Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335
Accretion of shares subject to redemption	—	—	(8,000,217)	(10,208,478)	(18,208,695)
Net income	—	—	—	2,528,032	2,528,032
Balance as of March 31, 2022	4,312,500	431	—	(7,684,204)	(7,683,773)
Net income	—	—	—	656,661	656,661
Accretion of shares subject to redemption	—	—	—	(116,456)	(116,456)
Balance as of June 30, 2022	4,312,500	$431	$—	$(7,143,999)	$(7,143,568)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 4, 2021 (inception)	—	$—	$—	$—	$—

Class B common stock issued to Sponsor for cash	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,714)	(1,714)
Balance as of March 31, 2021	4,312,500	431	24,569	(1,714)	23,286

Net loss	—	—	—	3	3
Balance as of June 30, 2021	4,312,500	$431	$24,569	$(1,711)	$23,289

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from January 4, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,184,693	$(1,711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,850,424)	—
Interest earned on investments held in Trust Account	(249,501)	—
Offering costs allocated to warrants	27,670	—
Changes in operating assets and liabilities:
Prepaid expenses	(352,699)	—
Accrued expenses	84,318	—
Accounts payable	39,833	—
Income taxes payable	31,408	—
Net cash used in operating activities	(1,084,702)	(1,711)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,950,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	170,085,000	—
Proceeds from sale of private placement warrants	8,037,500	—
Proceeds from promissory note – related party	—	102,000
Repayment of promissory note – related party	(127,385)	(1,615)
Payment of offering costs	(234,263)	(122,695)
Net cash provided by financing activities	177,760,852	2,690

Net Change in Cash	726,150	979
Cash – Beginning of period	19,542	—
Cash – End of period	$745,692	$979

Non-Cash investing and financing activities:
Initial classification of warrant liability	$5,084,187	$—
Initial classification of common stock subject to redemption	$176,066,456	$—
Deferred offering costs included in accrued expenses	$—	$7,827
Deferred underwriters discount payable	$6,900,000	$—
Accretion of carrying value to redemption value	$18,325,151	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity, Going Concern and Capital Resources

As of June 30, 2022, the Company had $745,692 in its operating bank accounts, $176,199,501 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $883,633, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2022, approximately $249,501 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 13, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three and six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021. The Company held $745,692 and $19,542 in cash as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to redemption at IPO	$172,500,000
Less:
Proceeds allocated to public warrants	(5,323,017)
Class A common stock issuance cost	(9,435,678)
Add:
Remeasurement of carrying value to redemption value	18,325,151
Class A common stock subject to possible redemption	$176,066,456

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes (“ASC 740”), requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 4.56% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.98% and 0% for the six months ended June 30, 2022 and for the period from January 4, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of over-allotment option and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement to purchase an aggregate of 8,037,500 shares of common stock in the calculation of diluted income (loss) per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$525,329	$131,332	$—	$3
Denominator:
Basic and diluted weighted average stock outstanding	17,250,000	4,312,500	—	3,750,000

Basic and diluted net income per share of common stock	$0.03	$0.03	$—	$(0.00)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,515,907	$668,786	$—	$(1,711)
Denominator:
Basic and diluted weighted average stock outstanding	16,011,050	4,312,500	—	3,750,000

Basic and diluted net income (loss) per share of common stock	$0.16	$0.16	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature, except for the warrant liabilities (see Note 8).

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

JUNE 30, 2022

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

On November 29, 2021, the Sponsor entered into a subscription agreement with Meteora Capital Partners, LP and affiliates (“Meteora”) pursuant to which Meteora commits to purchase 125,000 units of Sponsor (the “Investor Units”) for an aggregate purchase price of $250,000. Each Investor Unit consists of interest on one share of the Class B common stock of the Company and one-half of one Private Placement Warrant of the Company. Upon the closing of the IPO, Meteora and one of its affiliates, together purchased a total of 1,250,000 Units sold in the IPO at $10.00 per Unit.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the IPO, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Note — Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

As of June 30, 2022 and December 31, 2021, there was $0 and $127,375 outstanding under the Promissory Note, respectively. The outstanding amount was repaid at the closing of the IPO on January 14, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

NOTE 7. STOCKHOLDER’S EQUITY (DEFICIT) AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of June 30, 2022 and December 31, 2021, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

JUNE 30, 2022

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on January 14, 2022 and June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 14, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,084,187	$—	$—	$5,084,187

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$1,233,763	$—	$—	$1,233,763

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

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	January 14, 2022	June 30, 2022
Risk-free interest rate	1.65%	3.02%
Expected term (years)	6.13	5.44
Expected volatility	10.1%	13.2%
Exercise price	$11.50	$11.50
Fair value of common stock	$9.69	$9.94

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “our”, “us” or the “Company” refer to Industrial Tech Acquisitions II, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Industrial Tech Partners II, LLC.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (Inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $656,661, which consists of operating costs of $363,006, offset by interest income on marketable securities held in the Trust Account and bank account of $248,747 and change in fair value of warrant liability of $802,328.

For the six months ended June 30, 2022, we had a net income of $3,184,693, which consists of operating costs of $856,662 and offering costs allocated to warrants at the IPO date of $27,670, offset by interest income on marketable securities held in the Trust Account and bank account of $250,009 and change in fair value of warrant liability of $3,850,424.

For the three months ended June 30, 2021, we had a net income of $3, which consisted of a refund to the bank charges.

For the period from January 4, 2021 (inception) through June 30, 2021, we had net loss $1,711, which consisted of formation and operating costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,084,702. Net income of $3,184,693 was affected by interest earned on marketable securities held in the Trust Account of $249,501, financing costs of warrant issuance of $27,670, and change in fair value of the warrant liability of $3,850,424. Changes in operating assets and liabilities used $197,940 in cash for operating activities.

For the period from January 4, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,711.

As of June 30, 2022, we had marketable securities held in the Trust Account of $176,199,501 (including approximately $249,501 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $745,692. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until April 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate in April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item..

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over the review of all transactions and expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our IPO filed with the SEC, and (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase costs and time of negotiating and completing a an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of proceeds generated in our IPO and the private placement, see Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 23, 2022. There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to its IPO, dated January 13, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS II, INC.

Dated: August 12, 2022	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: August 12, 2022	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)