Form 10-Q
period 2022-09-30
Industrial Tech Acquisitions II, Inc.
filed 2022-11-09
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

713 - 599-1300

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

As of November 9, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 4, 2021 (Inception) Through September 30, 2021	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 4, 2021 (Inception) Through September 30, 2021	3
Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and for the Period from January 4, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
SIGNATURES	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$646,746	$19,542
Prepaid expenses	317,146	—
Total current assets	963,892	19,542

Investments held in Trust Account	176,998,974	—
Deferred offering costs	—	214,767
Total assets	$177,962,866	$234,309

Liability, Class A Common Stock Subject to Possible Redemption, and Stockholders’ (Deficit) Equity
Accrued offering costs and expenses	$272,951	$85,682
Accounts payable	4,181	—
Promissory note – related party	—	127,385
Income taxes payable	188,601	—
Total current liabilities	465,733	213,067
Warrant liability	826,561	—
Deferred underwriting commissions	6,900,000	—
Total liabilities	8,192,294	213,067

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized and 17,250,000 and no shares issued and outstanding, respectively, at redemption value of $10.24	176,658,736	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 17,250,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(6,888,595)	(3,758)
Total stockholders’ (deficit) equity	(6,888,164)	21,242
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ (Deficit) Equity	$177,962,866	$234,309

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 4, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$202,054	$—	$1,058,716	$1,720
Loss from operations	(202,054)	—	(1,058,716)	(1,720)

Other income:
Interest earned on investments held in Trust Account	799,473	—	1,048,974	—
Interest income on bank account	256	—	764	9
Change in fair value of warrant liabilities	407,202	—	4,257,626	—
Offering costs allocated to warrants	—	—	(27,670)	—
Other income, net	1,206,931	—	5,279,694	9

Income (loss) before income taxes	1,004,877	—	4,220,978	(1,711)
Provision for income taxes	(157,193)	—	(188,601)	—
Net income (loss)	$847,684	$—	$4,032,377	$(1,711)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—	16,428,571	—

Basic and diluted net income per share, Class A common stock	$0.04	$—	$0.19	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.00	$0.19	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	4,312,500	$431	$24,569	$(3,758)	$21,242

Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313
Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335
Remeasurement of shares subject to redemption	—	—	(8,000,217)	(10,324,934)	(18,325,151)
Net income	—	—	—	3,184,693	3,184,693
Balance as of June 30, 2022	4,312,500	431	—	(7,143,999)	(7,143,568)
Net income	—	—	—	847,684	847,684
Remeasurement of shares subject to redemption	—	—	—	(592,280)	(592,280)
Balance as of September 30, 2022	4,312,500	$431	$—	$(6,888,595)	$(6,888,164)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 4, 2021 (inception)	—	$—	$—	$—	$—

Class B common stock issued to Sponsor for cash	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,711)	(1,711)
Balance as of June 30, 2021	4,312,500	431	24,569	(1,711)	23,289

Net loss	—	—	—	—	—
Balance as of September 30, 2021	4,312,500	$431	$24,569	$(1,711)	$23,289

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 4, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,032,377	$(1,711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,257,626)	—
Interest earned on investments held in Trust Account	(1,048,974)	—
Offering costs allocated to warrants	27,670	—
Changes in operating assets and liabilities:
Prepaid expenses	(317,146)	—
Accrued expenses	187,269	—
Accounts payable	4,181	—
Income taxes payable	188,601	—
Net cash used in operating activities	(1,183,648)	(1,711)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,950,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	170,085,000	—
Proceeds from sale of private placement warrants	8,037,500	—
Proceeds from issuance of promissory note to related party	—	104,000
Repayment of promissory note – related party	(127,385)	(1,615)
Payment of deferred offering costs	(234,263)	(125,522)
Net cash provided by financing activities	177,760,852	1,863

Net Change in Cash	627,204	152
Cash – Beginning of period	19,542	—
Cash – End of period	$646,746	$152

Non-Cash investing and financing activities:
Initial classification of warrant liability	$5,084,187	$—
Initial classification of common stock subject to redemption	$176,658,736	$—
Deferred offering costs included in accrued expenses	$—	$5,000
Deferred underwriters discount payable	$6,900,000	$—
Accretion of carrying value to redemption value	$18,917,431	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity, Going Concern and Capital Resources

As of September 30, 2022, the Company had $646,746 in its operating bank accounts, $176,998,974 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $836,760, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, approximately $1,048,974 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on January 13, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 24, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company held $646,746 and $19,542 in cash as of September 30, 2022 and December 31, 2021.

Investment held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to redemption at IPO	$172,500,000
Less:
Proceeds allocated to public warrants	(5,323,017)
Class A common stock issuance cost	(9,435,678)
Add:
Remeasurement of carrying value to redemption value	18,917,431
Class A common stock subject to possible redemption	$176,658,736

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes (“ASC 740”), requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 13.78% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 3.11% and 0% for the nine months ended September 30, 2022 and for the period from January 4, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of over-allotment option and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2022

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

The Company’s statement of operations includes a presentation of earnings per share for Class A and Class B ordinary shares, applying the two-class method in calculating earnings per share pursuant to ASC 260. Net income per common stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Private Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$678,146	$169,536	$—	$—
Denominator:
Basic and diluted weighted average stock outstanding	17,250,000	4,312,500	—	—

Basic and diluted net income per share of common stock	$0.04	$0.04	$—	$—

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,185,578	$846,799	$—	$(1,711)
Denominator:
Basic and diluted weighted average stock outstanding	16,428,571	4,312,500	—	3,750,000

Basic and diluted net income (loss) per share of common stock	$0.19	$0.19	$—	$(0.00)

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the IPO, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Note — Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the IPO.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

As of September 30, 2022 and December 31, 2021, there was $0 and $127,375 outstanding under the Promissory Note, respectively. The outstanding amount was repaid at the closing of the IPO on January 14, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

NOTE 7. STOCKHOLDER’S EQUITY (DEFICIT) AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of September 30, 2022 and December 31, 2021, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2022

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on January 14, 2022 and September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 14, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,084,187	$—	$—	$5,084,187

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$826,561	$—	$—	$826,561

The Private Placement Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statement of operations.

The Company used a Monte Carlo simulation model to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	January 14, 2022	September 30, 2022
Risk-free interest rate	1.65%	4.04%
Expected term (years)	6.13	5.45
Expected volatility	10.1%	5.3%
Exercise price	$11.50	$11.50
Fair value of common stock	$9.69	$10.00

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (Inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $847,684, which consists of interest income on marketable securities held in the Trust Account and bank account of $799,729 and change in fair value of warrant liability of $407,202, offset by operating costs of $202,054.

For the nine months ended September 30, 2022, we had a net income of $4,032,377, which consists of interest income on marketable securities held in the Trust Account and bank account of 1,049,738 and change in fair value of warrant liability of $4,257,626, offset by operating costs of $1,058,716 and offering costs allocated to warrants at the IPO date of $27,670.

For the three months ended September 30, 2021, we had a net income of $0.

For the period from January 4, 2021 (inception) through September 30, 2021, we had net loss $1,711, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,183,648. Net income of $4,032,377 was affected by interest earned on marketable securities held in the Trust Account of $1,048,974, financing costs of warrant issuance of $27,670, and change in fair value of the warrant liability of $4,257,626. Changes in operating assets and liabilities provided $62,905 in cash for operating activities.

For the period from January 4, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,711.

As of September 30, 2022, we had marketable securities held in the Trust Account of $176,998,974 (including approximately $1,048,974 of interest income) consisting of securities held in a money market fund with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $646,746. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate in April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item..

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were [not effective]  as of the end of the period covered by this Quarterly Report, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our IPO filed with the SEC, (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 23, 2022, and (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our IPO and the private placement, see Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 23, 2022. There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to its IPO, dated January 13, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

Dated: November 9, 2022	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)