Form 10-K
period 2022-12-31
Industrial Tech Acquisitions II, Inc.
filed 2023-03-29
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $171,465,000.

As of March 28, 2023, there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the NEXT Business Combination (as defined below);

●	the impact on our amount held in trust, our capitalization and other impacts on our company or management team should we seek to extend the deadline for consummating our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account (as defined below) balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company; “business combination” are to a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 15-month period, from the closing of the initial public offering (as defined below) to April 14, 2023, that the Company has to consummate an initial business combination (or until July 14, 2023 if we extend the time to consummate an initial business combination);

●	“Combined Company” are to the Company and NEXT, following effectiveness of the NEXT Business Combination (as defined below);

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to Industrial Tech Acquisitions II, Inc., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 14, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 22, 2021 (File No. 333-254594), as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Merger Sub” are to ITAQ Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“NEXT” are to NEXT Renewable Fuels, Inc., a Delaware corporation;

●	“NEXT Business Combination” are to the merger of Merger Sub into NEXT and the transactions contemplated by the NEXT Merger Agreement (as defined below);

●	“NEXT Merger Agreement” are to the Agreement and Plan of Merger (as may be amended or supplemented from time to time) between the Company, NEXT and Merger Sub pursuant to which Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company;

●	“NEXT Registration Statement” are to the Registration Statement on Form S-4 to be filed by the Company with the SEC (as defined below) under the Securities Act, in connection with the registration under the Securities Act of the shares of Company Class A common stock to be issued pursuant to the NEXT Merger Agreement as the Merger Consideration;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of Working Capital Loans (as defined below) that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” or “Wells Fargo Securities” are to Wells Fargo Securities, LLC, the representative of the underwriters in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Industrial Tech Partners II, LLC, a Delaware limited liability company, and an affiliate of E. Scott Crist, our Chief Executive Officer and Chairman;

●	“trust account” are to the U.S.-based trust account in which an amount of $175,950,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officer may, but are not obligated to, loan the Company.

v

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Scott Crist, our Chairman and Chief Executive Officer, and R. Greg Smith, our Chief Financial Director and director, who have many years of experience in technology entrepreneurship, venture capital, private equity, and investment banking. Our amended and restated certificate of incorporation provides that we must complete our initial business combination by April 14, 2023, 15 months from the closing of our initial public offering. If the Extension Amendment Proposal (as defined below) is not approved and our initial business combination is not consummated by April 14, 2023, then our existence will terminate, and we will distribute all amounts in the trust account. However, if we anticipate that we may not be able to consummate our initial business combination by April 14, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination until July 14, 2023), subject to the sponsor depositing into the trust account, upon five days advance notice prior to the applicable deadline, $1,725,000 ($0.10 per unit), for the available three month extension. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to 18 months described above or to redeem their shares in connection with such extension.

Extension Amendment Proposal

Since our initial business combination will not be consummated by April 14, 2023, we are holding a special meeting of stockholders on April 10, 2023, to vote on a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must complete an initial business combination (the “Extension”) from April 14, 2023 to December 14, 2023, or such earlier date as determined by the Company’s board of directors (the "Extension Amendment Proposal”). If the Extension Amendment Proposal is approved and the board of directors decides to implement the Extension, the sponsor or its designees have agreed to contribute to us loans equal to the lesser of (x) $35,000 or (y) $0.035 for each public share that is not redeemed for each calendar month (commencing on April 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete the business combination until December 14, 2023. For more information, please see our proxy statement on Schedule 14A filed with the SEC on March 22, 2023.

If the Extension Amendment Proposal is not approved and we do not consummate an initial business combination by April 14, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

NEXT Business Combination

General Terms and Effects; Merger Consideration

On November 21, 2022, the Company entered into the NEXT Merger Agreement with NEXT and Merger Sub.

Pursuant to the NEXT Merger Agreement, subject to the terms and conditions set forth therein, following the closing (the “Closing”) of the NEXT Business Combination, Merger Sub will merge with and into NEXT, with NEXT continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each stockholder of NEXT (collectively, the “NEXT Securityholders”) receiving newly-issued Company securities, including, as applicable, shares of our Class A common stock and/or options or warrants pursuant to which our Class A common stock will be issued, as further described below.

Prior to, and contingent upon, the Closing, NEXT is to effect a recapitalization (the “Recapitalization”) pursuant to which all convertible debt shall be converted into common stock. The total number of shares of our Class A common stock to be issued to the NEXT stockholders, including holders of NEXT Options and NEXT Warrants (the “Merger Consideration”) shall be determined by dividing (i) $450,000,000, which is the value of the Merger Consideration, by (ii) the Redemption Price, which is an amount equal to the price at which each public share of our Class A common stock may be redeemed pursuant to the redemption provisions of our amended and restated certificate of incorporation. The number of shares of our Class A common stock to be issued in respect of each share of NEXT Common Stock, determined after completion of the Recapitalization (the “Conversion Ratio”), shall be determined by dividing the Merger Consideration by the Total NEXT Shares. The “Total NEXT Shares” shall mean the sum of (i) the number of shares of NEXT Common Stock outstanding after giving effect to the Recapitalization (excluding (x) any shares held by NEXT or a subsidiary of NEXT, and (y) any shares of NEXT Common Stock issuable upon conversion or exercise of the certain specified convertible securities and warrants), (ii) the number of shares of NEXT Common Stock issued pursuant to a proposed equity financing by NEXT (iii) the number of shares of NEXT Common Stock issuable upon exercise of outstanding NEXT Options, and, with certain exclusions, NEXT Warrants. No fractional shares of our Class A common stock shall be issued to holders of NEXT Common Stock, and any fractional shares will be rounded down in the aggregate to the nearest whole share of Class A common stock.

Each option or warrant exercisable for NEXT common stock that is not exercised prior to the Closing will be assumed by the Company and automatically converted into an option or warrant exercisable for shares of our Class A common stock, in each case subject to the equivalent terms and conditions as the option or warrant exercisable for NEXT common stock, with the number of shares of our Class A common stock and the exercise price being adjusted to reflect the Conversion Ratio.

Representations and Warranties

The NEXT Merger Agreement contains representations and warranties made by each of NEXT and the Company as of the date of the NEXT Merger Agreement or other specified dates. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect (as hereinafter defined), as well as information provided in the disclosure schedules to the NEXT Merger Agreement. As used in the NEXT Merger Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, any change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the NEXT Merger Agreement or the ancillary documents relating to the NEXT Merger Agreement to which such person or entity is a party or bound or to perform the obligations of such person or entity thereunder, in each case, subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the NEXT Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the NEXT Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the NEXT Merger Agreement to use its commercially reasonable efforts to effectuate the Closing. The NEXT Merger Agreement also contains certain customary covenants by each of the parties during the Interim Period, including (i) the provision of access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the delivery of certain specified financial statements by NEXT to the Company, including the delivery by December 15, 2022 of audited financial statements for the year ended December 31, 2021; (iv) the Company’s public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xi) confidentiality. During the Interim Period, the Company with the assistance of NEXT, will use its commercially reasonable efforts to enter into agreements with investors pursuant to which the Investors will agree to purchase from the Company at the Closing the securities to have such terms and conditions as shall be acceptable to the Company subject to the approval of NEXT, such approval not to be unreasonably withheld, delayed or conditioned, of up to $50,000,000 or such other amount as may be acceptable to the Company, and the Company agreed to obtain the waiver of the deferred underwriters’ fees due to the underwriters of its initial public offering in connection with the NEXT Business Combination. The NEXT Merger Agreement also contains certain customary post-Closing covenants regarding (a) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance; and (b) use of Trust Account proceeds. In addition, NEXT agreed to obtain its required stockholder approvals in the manner required under its organizational documents and applicable law for, among other things, the adoption and approval of the NEXT Merger Agreement, Ancillary Documents and the Transaction, and agreed to enforce the NEXT Voting Agreements (as defined below) in connection therewith.

NEXT Registration Statement

The parties made customary covenants regarding the NEXT Registration Statement. The NEXT Registration Statement also will contain the Company proxy statement to solicit proxies from the Company’s stockholders to approve, among other things, (i) the NEXT Merger Agreement and the Transactions, including the Merger and the issuance of the Company’s securities in connection with the Transaction; (ii) the amendment of the Company’s amended and restated certificate of incorporation to change the name of the Company to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT, to eliminate provisions relating to the Company’s status as a SPAC and include provisions appropriate for a privately-owned corporation; (iii) the adoption the Equity Incentive Plan with terms acceptable to the Company and NEXT; and (iv) the election of the members of the Company’s board of directors following the closing, as described below.

Directors and Officers of the Company

The parties will take all necessary action to designate and nominate to the Company’s board of directors seven directors, of which one person shall be designated by the Company prior to the closing and (ii) six persons that are designated by NEXT prior to the Closing, at least four of whom shall qualify as independent directors under Nasdaq rules. The Company will provide each director with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties further agreed to take all action necessary, including causing the executive officers of the Company to resign, so that the individuals serving as the chief executive officer and chief financial officer, respectively, of NEXT immediately prior to the Closing shall become the chief executive officer and chief financial officer of the Company on the Closing Date (unless, at its sole discretion, NEXT desires to appoint another qualified person reasonably acceptable to the Company to either such role, in which case, such other person identified by NEXT shall serve in such role).

Effective on the Closing Date, the Company and certain key employees of NEXT will enter into employment agreements, effective as of the Closing, in form and substance reasonably acceptable to the Company and NEXT. The agreement with NEXT’s chief executive officer includes the grant of options, which are not included in the Total Company Shares used to compute the Conversion Ratio.

NEXT Equity Financing

NEXT agreed to use its commercially reasonable efforts to enter into agreements with accredited investors with respect to the NEXT Equity Financing, the proceeds of which may be used by NEXT for working capital. A NEXT Equity Financing means a private placement of NEXT securities pursuant to subscription agreements entered into between NEXT and investors prior to the Closing on terms reasonably acceptable to the Company. To the extent that the NEXT Equity Financing involves the issuance of convertible securities, all such convertible securities shall be converted into NEXT Common Stock on or prior to the Closing Date. Such shares of NEXT Common Stock and any shares of NEXT Common Stock issuable upon exercise of any warrants which issued as part of the NEXT Equity Financing and not exercised prior to the Closing Date shall be included in computing the Total NEXT Shares.

Investor Notes

In November 2022, NEXT entered into a strategic investment agreement with United Airlines Ventures, a subsidiary of United Airlines Holdings, Inc. (“United”), pursuant to which NEXT issued to United 500,000 shares of NEXT Common Stock at $5.00 per share and warrants to purchase up to 4,000,000 shares of NEXT Common Stock at exercise price of $5.00 per share and United could continue to invest up to a total of $37.5 million, as long as NEXT meets certain milestones.

The agreement contemplates that NEXT and its operating subsidiary would issue to United $15 million in secured convertible notes (the “Investor Notes”), which would be jointly issued by NEXT and its operating subsidiary and would be convertible into Company Class A common stock at an agreed upon discount, with NEXT issuing notes of like tenor to strategic investors and other approved investors as part of an issuance of notes in the maximum principal amount of $50,000,000 or such other amount as is acceptable to NEXT, the Company and, if the amount is less than $50,000,000, United. The terms of the Notes are to be acceptable to NEXT subject to the consent of the Company, such consent not to be unreasonably delayed, denied or conditioned. The Company agreed that it would consent to the issuance of the Company Class A common stock in connection with the conversion of these notes. See “Agreement with United” below.

No Solicitation of Acquisition Proposals

Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information.

Conduct of NEXT and the Company Pending Closing

Under the NEXT Merger Agreement, during the Interim Period, NEXT has agreed, except as expressly contemplated by other provisions of the NEXT Merger Agreement, or as set forth in disclosure schedules, required by applicable law, or unless the Company otherwise consents in writing (such consent not to be unreasonably withheld, conditioned or delayed), to, and to cause each of its subsidiaries to, conduct its business in the ordinary course and in material compliance with law and to in all material respects use commercially reasonable efforts necessary or appropriate to maintain its business and organization, including refraining from doing any of the following (subject to certain exceptions contained in the NEXT Merger Agreement and the disclosure schedules thereto):

●	amend, waive or otherwise change, in any respect, its organizational documents, except as required by applicable law;

●	authorize for issuance, issue, grant, sell, pledge, dispose of or propose to issue, grant, sell, pledge or dispose of any of its equity securities or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any of its equity securities, or other securities, including any securities convertible into or exchangeable for any of its shares or other equity securities or securities of any class and any other equity-based awards, except for certain exceptions as contemplated by the NEXT Merger Agreement, or engage in any hedging transaction with a third Person with respect to such securities;

●	split, combine, recapitalize or reclassify any of its shares or other equity interests or issue any other securities in respect thereof or pay or set aside any dividend or other distribution (whether in cash, equity or property or any combination thereof) in respect of its equity interests, or directly or indirectly redeem, purchase or otherwise acquire or offer to acquire any of its securities;

●	incur, create, assume, prepay or otherwise become liable for any indebtedness (directly, contingently or otherwise) in excess of $200,000 individually or $500,000 in the aggregate, make a loan or advance to or investment in any third party (other than advancement of expenses to employees in the ordinary course of business), or guarantee or endorse any indebtedness, liability or obligation of any person in excess of $200,000 individually or $500,000 in the aggregate;

●	increase the wages, salaries or compensation of its employees other than in the ordinary course of business, consistent with past practice, and in any event not in the aggregate by more than five percent (5%), or make or commit to make any bonus payment (whether in cash, property or securities) to any employee, or materially increase other benefits of employees generally, or enter into, establish, materially amend or terminate any Benefit Plan with, for or in respect of any current consultant, officer, manager director or employee, in each case other than as required by applicable Law;

●	make or rescind any material election relating to taxes, settle any claim, action, suit, litigation, proceeding, arbitration, investigation, audit or controversy relating to material taxes, file any amended tax return or claim for refund, or make any material change in its method of tax accounting, in each case except as required by applicable law or in compliance with GAAP;

●	transfer or license to any person or otherwise extend, materially amend or modify, permit to lapse or fail to preserve any material NEXT intellectual property, NEXT licensed intellectual property or other NEXT intellectual property (excluding non-exclusive licenses of NEXT IP to customers in the ordinary course of business consistent with past practice), or disclose to any Person who has not entered into a confidentiality agreement any trade secrets;

●	terminate, waive or assign any material right under any NEXT material contract or enter into any contract that would be a NEXT material contract, in any case outside of the ordinary course of business consistent with past practice;

●	fail to maintain its books, accounts and records in all material respects in the ordinary course of business consistent with past practice;

●	establish any subsidiary other than in the ordinary course of business as currently conducted or enter into any new line of business;

●	revalue any of its material assets or make any material change in accounting methods, principles or practices, except to the extent required to comply with GAAP and after consulting with NEXT’s outside auditors;

●	waive, release, assign, settle or compromise any claim, action or proceeding (including any suit, action, claim, proceeding or investigation relating to the NEXT Merger Agreement or the transactions contemplated hereby), other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages (and not the imposition of equitable relief on, or the admission of wrongdoing by NEXT, its subsidiaries or its Affiliates) not in excess of $200,000 individually or $500,000 in the aggregate;

●	close or materially reduce its activities, or effect any layoff or other personnel reduction or change, at any of its facilities;

●	acquire, including by merger, consolidation, acquisition of equity interests or assets, or any other form of business combination, any corporation, partnership, limited liability company, other business organization or any division thereof, or any material amount of assets outside the ordinary course of business consistent with past practice;

●	make capital expenditures in excess of $200,000 individually for any project (or set of related projects) or $500,000 in the aggregate;

●	adopt a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization other than as provided in the NEXT Merger Agreement;

●	enter into any agreement or understanding, including any informal agreement, which could result in the payment of a transaction bonus to any person whether prior to or subsequent to the Closing

●	other than with respect to the Investor Notes voluntarily incur any liability or obligation (whether absolute, accrued, contingent or otherwise) in excess of $200,000 individually or $500,000 in the aggregate other than pursuant to the terms of a NEXT material contract or NEXT Benefit Plan or otherwise in the ordinary course of business;

●	sell, lease, license, transfer, exchange or swap, mortgage or otherwise pledge or encumber (including securitizations), or otherwise dispose of any material portion of its properties, assets or rights;

●	enter into any agreement, understanding or arrangement with respect to the voting of equity securities of NEXT;

●	take any action that would reasonably be expected to significantly delay or impair the obtaining of any consents of any governmental authority to be obtained in connection with the NEXT Merger Agreement, including, but not limited to the Key Environmental Permits;

●	accelerate the collection of any trade receivables or delay the payment of trade payables or any other liabilities other than in the ordinary course of business consistent with past practice;

●	incur any Indebtedness unless such Indebtedness is convertible into NEXT Common Stock pursuant to the Recapitalization on terms reasonably acceptable to the Company;

●	enter into, amend, waive or terminate (other than terminations in accordance with their terms) any transaction with any Related Person (other than compensation and benefits and advancement of expenses, in each case, provided in the ordinary course of business consistent with past practice); or

●	authorize or agree to do any of the foregoing actions.

Additionally, under the NEXT Merger Agreement, during the Interim Period, the Company has agreed, except as expressly contemplated by other provisions of the NEXT Merger Agreement, required by applicable law, or unless NEXT otherwise consents in writing (such consent not to be unreasonably withheld, delayed or conditioned), to, and to cause each of its subsidiaries to, conduct its business in the ordinary course and in material compliance with law and to use commercially reasonable efforts to maintain its business and organization and existing relationships intact, including refraining from doing any of the following (subject to certain exceptions contained in the NEXT Merger Agreement and the disclosure schedules thereto):

●	amend, waive or otherwise change, in any respect, its organizational documents except as required by applicable law;

●	authorize for issuance, issue, grant, sell, pledge, dispose of or propose to issue, grant, sell, pledge or dispose of any of its equity securities or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any of its equity securities, or other securities, including any securities convertible into or exchangeable for any of its equity securities or other security interests of any class and any other equity-based awards, or engage in any hedging transaction with a third Person with respect to such securities;

●	split, combine, recapitalize or reclassify any of its shares or other equity interests or issue any other securities in respect thereof or pay or set aside any dividend or other distribution (whether in cash, equity or property or any combination thereof) in respect of its shares or other equity interests, or directly or indirectly redeem, purchase or otherwise acquire or offer to acquire any of its securities;

●	incur, create, assume, prepay or otherwise become liable for any Indebtedness (directly, contingently or otherwise) in excess of $200,000 individually or $500,000 in the aggregate, make a loan or advance to or investment in any third party, or guarantee or endorse any Indebtedness, Liability or obligation of any Person (provided, that the Company shall not be prevented from borrowing funds, including from the sponsor necessary to finance its ordinary course administrative costs and expenses and Expenses incurred in connection with the consummation of the Merger and the other transactions contemplated by the NEXT Merger Agreement, including the PIPE financing transactions and any Extension Expenses);

●	make or rescind any material election relating to Taxes, settle any claim, action, suit, litigation, proceeding, arbitration, investigation, audit or controversy relating to Taxes, file any amended Tax Return or claim for refund, or make any material change in its accounting or Tax policies or procedures, in each case except as required by applicable Law or in compliance with GAAP;

●	amend, waive or otherwise change the Trust Agreement in any manner adverse to the Company;

●	terminate, waive or assign any material right under any Company material contract or enter into any Contract that would be a Company material contract;

●	fail to maintain its books, accounts and records in all material respects in the ordinary course of business consistent with past practice;

●	fail to use commercially reasonable efforts to keep in force insurance policies or replacement or revised policies providing insurance coverage with respect to its assets, operations and activities in such amount and scope of coverage substantially similar to that which is currently in effect;

●	revalue any of its material assets or make any material change in accounting methods, principles or practices, except to the extent required to comply with GAAP and after consulting the Company’s outside auditors;

●	waive, release, assign, settle or compromise any claim, action or proceeding (including any suit, action, claim, proceeding or investigation relating to the NEXT Merger Agreement or the transactions contemplated thereby), other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages (and not the imposition of equitable relief on, or the admission of wrongdoing by, the Company or its Subsidiary) not in excess of $200,000 (individually or in the aggregate), or otherwise pay, discharge or satisfy any Actions, Liabilities or obligations, unless such amount has been reserved in the Company financials;

●	acquire, including by merger, consolidation, acquisition of equity interests or assets, or any other form of business combination, any corporation, partnership, limited liability company, other business organization or any division thereof, or any material amount of assets outside the ordinary course of business;

●	make capital expenditures in excess of $200,000 individually for any project (or set of related projects) or $500,000 in the aggregate (excluding for the avoidance of doubt, incurring any Expenses);

●	adopt a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization (other than with respect to the Merger);

●	except with respect to the PIPE financing, voluntarily incur any Liability or obligation (whether absolute, accrued, contingent or otherwise) in excess of $200,000 individually or $500,000 in the aggregate (excluding the incurrence of any Expenses) other than pursuant to the terms of a Contract in existence as of the date of the NEXT Merger Agreement or entered into in the ordinary course of business or in accordance with the terms of the NEXT Merger Agreement during the Interim Period;

●	sell, lease, license, transfer, exchange or swap, mortgage or otherwise pledge or encumber (including securitizations), or otherwise dispose of any material portion of its properties, assets or rights;

●	enter into any agreement, understanding or arrangement with respect to the voting of Company securities;

●	take any action that would reasonably be expected to significantly delay or impair the obtaining of any Consents of any Governmental Authority to be obtained in connection with the NEXT Merger Agreement; or

●	authorize or agree to do any of the foregoing actions.

Conditions to Closing

The NEXT Merger Agreement contains conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the stockholders of the Company and NEXT; (ii) approvals of, or completion of any filings required to be made with, any governmental authorities (“Regulatory Approvals”) and completion of any antitrust expiration periods, in each case, as applicable; (iii) no law or order preventing the Transaction; (iv) upon the Closing, the Company having net tangible assets of at least $5,000,001 after redemptions and any PIPE investment; (v) the members of the post-Closing Company board of directors shall have been elected or appointed as of the Closing consistent with the requirements of the NEXT Merger Agreement, and (vi) the NEXT Registration Statement shall have been declared effective by the SEC and no stop-order being in effect.

In addition, unless waived by NEXT, the obligations of NEXT to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by the Company of customary certificates and other Closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the NEXT Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the NEXT Merger Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to the Company since the date of the NEXT Merger Agreement which is continuing and uncured; (iv) the total of the proceeds from the PIPE Offering plus the amount remaining in the Trust Account after Redemptions, net of expenses, not being less than $50,000,000.

Unless waived by the Company, the obligations of the Company and Merger Sub to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by NEXT of customary certificates and other Closing deliverables: (i) the representations and warranties of NEXT being true and correct as of the date of the NEXT Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) NEXT having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the NEXT Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to NEXT and its subsidiaries since the date of the NEXT Merger Agreement which is continuing and uncured; and (iv) the execution of the Lock-Up Agreements, Employment Agreements and Non-Competition Agreements being in full force and effect and the Recapitalization having been completed as required under the NEXT Merger Agreement.

Termination

The NEXT Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (a) by mutual written consent of the Company and NEXT; (b) by either the Company or NEXT if any of the conditions to Closing have not been satisfied or waived by July 14, 2023 (the “Outside Date,” (provided that, if (A) the Company obtains an extension of the period of time in which it is required to complete an initial business combination, the Company may extend the Outside Date for additional periods equal to the shortest of (i) three additional months in the aggregate, (ii) the period ending on the last date for the Company to consummate a business combination pursuant to the latest of any such extensions, or (iii) such period as determined by the Company, and (B) if, on or prior to July 14, 2023, the SEC has not declared the NEXT Registration Statement effective, the Outside Date shall be automatically extended to August 31, 2023, provided that a breach or violation of the NEXT Merger Agreement shall not give rise to a right of termination of the NEXT Merger Agreement by either party; (c) by either the Company or NEXT if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transaction, and such order or other action has become final and non-appealable; (d) by either the Company or NEXT in the event of the other party’s uncured breach, if such breach would result in the failure of a closing condition (and so long as the terminating party is not also in breach under the NEXT Merger Agreement); (e) by the Company if there has been a Material Adverse Effect on NEXT and its subsidiaries following the date of the NEXT Merger Agreement that is uncured and continuing; (f) by either the Company or NEXT if the stockholders of the Company do not approve the NEXT Merger Agreement and the Transaction at a special meeting held by the Company; and (g) by either the Company or NEXT if NEXT holds a general meeting or special meeting of stockholders, as applicable, to approve the NEXT Merger Agreement and the Transaction and such approval is not obtained.

If the NEXT Merger Agreement is terminated, all further obligations of the parties under the NEXT Merger Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the NEXT Merger Agreement will have any further liability to any other party thereto except for liability for actual fraud (as defined under Delaware corporate law) or for willful breach of the NEXT Merger Agreement prior to termination. The NEXT Merger Agreement does not provide for any termination fees. The Company and NEXT agreed to each be responsible for 50% of any filing fees and expenses under any applicable antitrust laws.

Trust Account Waiver

NEXT agreed on behalf of itself and its affiliates that neither it nor its affiliates will have any right, title, interest of any kind in or to any monies in the Company’s Trust Account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom) other than in connection with the Closing.

Related Agreements

Voting and Support Agreements

Simultaneously with the execution and delivery of the NEXT Merger Agreement, the Company and NEXT have entered into Voting and Support Agreements (collectively, the “NEXT Voting Agreements”) with certain stockholders of NEXT required to approve the Transaction. Under the NEXT Voting Agreements, each NEXT Securityholder party thereto unconditionally and irrevocably agreed to vote all of such stockholder’s shares of NEXT (i) in favor of the Merger, the NEXT Merger Agreement and the Transaction and the other matters to be submitted to the NEXT Securityholder for approval in connection with the Transaction and each NEXT Securityholder party thereto has agreed to take (or not take, as applicable) certain other actions in support of the NEXT Merger Agreement and the Transaction, and (ii) to vote the shares in opposition to: (A) any acquisition proposal and any and all other proposals (x) for the acquisition of NEXT, or (y) which are in competition with or materially inconsistent with the NEXT Merger Agreement or the Ancillary Documents in each case in the manner and subject to the conditions set forth in the NEXT Voting Agreements. The NEXT Voting Agreements prevent transfers of the NEXT shares held by the NEXT Securityholder party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreements

NEXT agreed that promptly following the execution and delivery of the NEXT Merger Agreement, certain stockholders of the Company entered into Lock-Up Agreements with the Company (the “NEXT Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each NEXT Securityholder party thereto agreed not to, during the period commencing from the Closing and ending upon the earlier to occur of the one (1) year anniversary of the Closing (subject to early release if NEXT consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Company restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Company restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the Company restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Non-Competition Agreements

NEXT agreed that promptly following the execution and delivery of the NEXT Merger Agreement, certain NEXT executive officers will enter into Non-Competition Agreements in favor of NEXT and the Company and their respective present and future successors and direct and indirect subsidiaries. Under the Non-Competition Agreements, the NEXT executive officers signatory thereto will agree not to compete with the Company, NEXT and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

Sponsor Voting Agreement

Simultaneously with the execution and delivery of the NEXT Merger Agreement, NEXT and the Company entered into a Sponsor Voting Agreement (the “Sponsor Voting Agreement”) with the sponsor, pursuant to, and on the terms and subject to the conditions of which, the sponsor has agreed among other things to vote its shares of the Company, and take certain other actions, in support of the Business Combination.

Agreement with United

On November 10, 2022, NEXT executed an agreement with United Airlines Ventures, a subsidiary of United Airlines Holdings, Inc. (“United”), pursuant to which United purchased 500,000 shares of NEXT common stock at $5.00 per shares and NEXT issued to United warrants to purchase 4,000,000 shares of NEXT Common Stock at an exercise price of $5.00 per share. Pursuant to the agreement, United could invest as much as a total of $37.5 million into NEXT, as long as NEXT meets certain milestone targets. In connection with the initial United investment NEXT and its operating subsidiary would issue United up to $15 million in secured convertible notes which would be jointly issued by NEXT and NEXT’s operating subsidiary, and would be convertible into Company Class A common stock at an agreed upon discount, with NEXT issuing notes of like tenor to strategic investors and other approved investors as part of an issuance of notes in the maximum principal amount of $50 million or such other amount, the terms of the notes to be acceptable to NEXT subject to the consent of the Company, such consent not to be unreasonably delayed, denied or conditioned.

The foregoing descriptions of the NEXT Voting Agreements, NEXT Lock-Up Agreements, NEXT Non-Competition Agreements, and Sponsor Voting Agreement, and the transactions and documents contemplated thereby, is not complete and is subject to and qualified in its entirety by reference to the NEXT Voting Agreements, NEXT Lock-Up Agreements, NEXT Non-Competition Agreements, and Sponsor Voting Agreement, copies of which are filed with this Report as Exhibits 10.8, 10.9, 10.10, and 10.11, respectively, and the terms of which are incorporated by reference herein.

Other than as specifically discussed, this Report does not assume the closing of the NEXT Business Combination.

Business Combination Criteria

Our business combination criteria are not limited to a particular industry or geographic sector, however, given the experience of our management team and board, we have focused our search on industrial technology companies with an enterprise value of approximately $200 million to $900 million. Management believes that this relative size of target opportunities has enabled the Company to pursue companies, such as NEXT, that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective business combination opportunities. While we have used and will continue to use these criteria and guidelines to evaluate business combination opportunities including the NEXT Business Combination, we may decide to consummate our initial business combination with a target business that meets some but not all of these criteria and guidelines.

●	Large and Compelling Growth Market. We are focused on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside.

●	Attractive, Inherently Profitable Business with High Operating Leverage. We seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also have inherently profitable unit economics.

●	Strong Management Teams. We seek to acquire a business that has an experienced management team with a proven track record for producing rapid growth and with an ability to clearly and confidently articulate the business and market opportunities to public market investors. As such, we spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time as needed.

●	Opportunity for Operational Improvements. We identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the target’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team.

●	Differentiated Products or Services. We evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

●	Limited Technology Risk. We seek to invest in companies that have established market-tested products or service offerings, and do not lend themselves to erratic technology risks.

●	Appropriate Valuations. We seek target companies for our initial business combination based on disciplined valuation-centric metrics. Management has significant negotiating and operating experience and recognizes the initial valuation is an important component of the ultimate rate of return.

●	Benefit From Being a Public Company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Leading Industry Position and Competitive Market Advantage. We focus our search on one or more businesses based in the market and within industries that we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our stockholders. We seek to acquire a business whose products utilize a proprietary or patented technology, have dominate market position in a specific geographic or technological niche, or have some other form of distinct competitive advantage. The factors we consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms.

●	Potential to Grow, Including Through Further Acquisition Opportunities. We seek to acquire a business which has the potential to supplement its organic growth with a pipeline of potentially actionable acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

●	High Organic Revenue Growth, Attractive Gross Margins, Prudent Debt. We seek to acquire a business that has the ability to grow rapidly across various market conditions and in varying economic cycles and the near-term potential to generate significant increases in revenue as well as strong and sustainable operating margins. To provide reliable guidance, we also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics.

●	Sourced on a Proprietary Basis. We do not expect to participate in broadly marketed processes, but rather will leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or at the tail end of a process when other alternatives have been eliminated, on the strength of our prior experience in closing business combinations or because our company is most appropriately sized to the target.

●	Preparedness for the Process and Public Markets. We seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into a business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria if our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC, such as the NEXT Registration Statement.

Competitive Strengths and Advantages

We believe that our management team is well positioned to consummate an initial business combination, such as the NEXT Business Combination, due to its combination of operating and investing expertise. We believe that the most likely business combination targets have been those companies at a strategic inflection point, such as rapidly growing companies stepping out from the control of private equity or venture capital owners, family-owned businesses seeking some liquidity, or business units being carved out from larger conglomerates. In these scenarios in particular, we believe the experience our management team brings in successfully scaling companies, especially those in the public markets, have been and will continue to be looked upon favorably by both the target company as well as public stockholders.

Specifically, we believe our competitive strengths to be the following:

●	Experienced Management Team. Our management team and strategic advisors have a substantial investment track record and advisory experience, significant knowledge of international energy and technology markets, access to proprietary deal flow, and strong relationships with business leaders and entrepreneurs in the industrial production, technology, and telecommunications industries. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully complete an initial business combination. In addition, our Chairman and Chief Executive Officer has prior experience in entrepreneurship, venture capital, public offerings, and acquisition led growth strategies across multiple industries but with a focus in the energy, industrial, technology and telecommunications space.

●	Flexible Structure. With a public market for our common stock and approximately $178.5 million in trust at December 31, 2022, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status. We believe our status as a public company makes us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with stockholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

●	Established Deal Sourcing Network and Personal Contacts. We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s prior involvement in successful investments, will give us a competitive advantage when sourcing potential initial business combination opportunities. Existing relationships with private equity and venture capital firms, and those through investment bankers are likely to provide us with potential combination targets.

●	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked in the industrial technology markets globally, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

●	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

●	Public Company Operating Expertise. Our team has over 60 cumulative years of experience as either executive officers or directors of private and publicly traded companies, have the ability to shepherd targets through the “going public” process, and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination. In addition, some of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated energy and telecommunications industries has been advantageous when evaluating certain acquisition targets.

●	Investment Expertise. Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led multiple acquisitions and investments.

●	Broad Sector Focused Expertise. Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: oil & gas upstream, downstream and production, renewable and transition fuels, refineries, terminals and network integration.

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

On March 22, 2023, we filed with the SEC a proxy statement on Schedule 14A in connection with a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must complete an initial business combination from April 14, 2023 to December 14, 2023, or such earlier date as determined by the Company’s board of directors. If the Extension Amendment Proposal is approved and the board of directors decides to implement the Extension, the sponsor or its designees have agreed to contribute to us loans equal to the lesser of (x) $35,000 or (y) $0.035 for each public share that is not redeemed for each calendar month (commencing on April 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete the business combination until December 14, 2023. Our shareholders will vote on the Extension Amendment Proposal at the special meeting of stockholder scheduled to be held on April 10, 2023.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of NEXT was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Our Business Combination Process

In evaluating prospective business combinations such as the NEXT Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. While NEXT is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the NEXT Business Combination, and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors has not and will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies have provided us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business, such as NEXT, an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “NEXT Business Combination” above for more information regarding such exchange in the NEXT Business Combination.

Although there are various costs and obligations associated with being a public company, we believe target businesses, such as NEXT, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 14, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $178.5 million as of December 31, 2022, we offer a target business such as NEXT a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result, be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

See “NEXT Business Combination” above for more information regarding the financing of and the agreements related to the NEXT Business Combination.

Sources of Target Businesses

Target business candidates, such as NEXT, may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While NEXT is not affiliate with our sponsor, officers or directors, in the event that we do not consummate the NEXT Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

In evaluating a prospective business target, such as NEXT, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of NEXT, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the NEXT Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the NEXT Business Combination in which Scott Crist, our Chairman and Chief Executive Officer, will be on the board of directors of the combined company following completion of the merger, it is unlikely that he or any other director will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our post-closing management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the NEXT Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

See “NEXT Business Combination” above for more information regarding the requisite approvals needed in the NEXT Business Combination.

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

See “NEXT Business Combination” above for more information regarding such purchases in the NEXT Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the NEXT Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.31 per public share, without taking into account any interest earned on such funds or additional funds, if any, deposited into the trust account in connection with extensions of the period of time to consummate a business combination (as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the NEXT Business Combination, or (ii) by means of a tender offer, if the NEXT Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

See “NEXT Business Combination” above for more information regarding the requisite approvals needed for the NEXT Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

See “NEXT Business Combination” above for more information regarding the requisite approvals needed for the NEXT Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target within the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination during the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination during the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination during the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination during the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $451,473 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses. However, if we anticipate that we may not be able to consummate our initial business combination by April 14, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination until July 14, 2023), subject to the sponsor depositing into the trust account, upon five days advance notice prior to the applicable deadline, $1,725,000 ($0.10 per unit), for the available three month extension. Our public shareholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to 18 months described above or to redeem their shares in connection with such extension.

On March 22, 2023, we filed with the SEC a proxy statement on Schedule 14A in connection with a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must complete an initial business combination from April 14, 2023 to December 14, 2023, or such earlier date as determined by the Company’s board of directors. If the Extension Amendment Proposal is approved and the board of directors decides to implement the Extension, the sponsor or its designees have agreed to contribute to us loans equal to the lesser of (x) $35,000 or (y) $0.035 for each public share that is not redeemed for each calendar month (commencing on April 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete the business combination until December 14, 2023. Our shareholders will vote on the Extension Amendment Proposal at the special meeting of stockholder scheduled to be held on April 10, 2023. In connection with the Extension Amendment Proposal, holders of our public shares are entitled to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. For more information, please see our proxy statement on Schedule 14A filed with the SEC on March 22, 2023.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.31. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.31. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to approximately $178.5 million from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside the trust account was $451,473.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination during the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination during the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination during the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business, such as NEXT, for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, warrants and unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We have no full-time employees and do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, such as the NEXT Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the NEXT Business Combination, in the prescribed time frame;

●	our ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets;

●	our expectations around the performance of a prospective target business or businesses, such as NEXT, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the NEXT Business Combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	if we do not complete the NEXT Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our private placement warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022,the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may at any time instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee of Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

●	there is substantial doubt about our ability to continue as a “going concern”;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	Since all public shareholders have the right to have their public shares redeemed in connection with the Extension, depending on the number public shares that are redeemed, the percentage ownership and voting interest of the sponsor will increase. If 12,937,500 or more of the public shares are redeemed in connection with the Extension, the sponsor’s percentage voting and equity interest in the Company will increase from 20% to more than 50% in which event, since the Class A and Class B common stock vote as a single class on the business combination, the sponsor may be able to approve the business combination even if no public stockholder vote in favor of the business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 11, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 23, 2022, August 15, 2022, and November 9, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to NEXT and the NEXT Business Combination, please see the NEXT Registration Statement once filed.

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

On March 28, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and two holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 11, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Recent Developments

On November 21, 2022, the Company, NEXT and Merger Sub entered into the NEXT Merger Agreement pursuant to which (i) Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company, which will change its name to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT; and (ii) each stockholder of NEXT will receive newly-issued Company securities, including, as applicable, shares of Class A common stock and/or options or warrants pursuant to which Class A common stock will be issued. Prior to, and contingent upon, the closing of the NEXT Business Combination, the Company is to effect a recapitalization pursuant to which all convertible debt shall be converted into common stock.

On March 1, 2023, NEXT announced Lisa A. Holmes, MSHR, has been appointed to the board of directors.

For a full description of the NEXT Merger Agreement and the proposed NEXT Business Combination, please see “Item 1. Business.”

On March 22, 2023, we filed with the SEC a proxy statement on Schedule 14A in connection with a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must complete an initial business combination from April 14, 2023 to December 14, 2023, or such earlier date as determined by the Company’s board of directors. If the Extension Amendment Proposal is approved and the board of directors decides to implement the Extension, the sponsor or its designees have agreed to contribute to us loans equal to the lesser of (x) $35,000 or (y) $0.035 for each public share that is not redeemed for each calendar month (commencing on April 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete the business combination until December 14, 2023. Our shareholders will vote on the Extension Amendment Proposal at the special meeting of stockholder scheduled to be held on April 10, 2023. In connection with the Extension Amendment Proposal, holders of our public shares are entitled to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. For more information, please see our proxy statement on Schedule 14A filed with the SEC on March 22, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $4,892,914, which consists of interest income on marketable securities held in the trust account and bank account of $2,539,764 and change in fair value of warrant liability of $4,420,646, offset by operating costs of $1,548,829 and offering costs allocated to warrants at the IPO date of $27,670.

For the period from January 4, 2021 (inception) through December 31, 2021, we had net loss of $3,758, which consisted of formation and operating costs of $3,768, partially offset by bank interest income of $10.

Liquidity, Going Concern and Capital Resources

On January 14, 2022, we consummated our initial public offering of 17,250,000 units, at $10.00 per unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we completed the private placement of an aggregate of 8,037,500 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of $8,037,500.

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $175,950,000 was placed in the trust account. We incurred $10,799,030 in IPO-related costs, including $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions, and $449,030 of other offering costs, partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters.

For the year ended December 31, 2022, cash used in operating activities was $1,378,921. Net income of $4,892,914 was affected by interest earned on marketable securities held in the trust account of $2,537,410, financing costs of warrant issuance of $27,670, deferred tax benefit of $119,625 and change in fair value of the warrant liability of $4,420,646. Changes in operating assets and liabilities provided $538,926 in cash for operating activities.

For the period from January 4, 2021 (inception) through December 31, 2021, cash used in operating activities was $2,121.

As of December 31, 2022, we had marketable securities held in the trust account of $178,487,410 (including approximately $2,537,410 of interest income) consisting of securities held in a money market fund with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2022, we had cash of $451,473. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06— “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented..

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the previously discussed material weaknesses in our internal control over financial reporting related to the differentiation between expenses incurred in connection with a business combination and those that apply to financing transactions that should be deferred and recorded as a reduction of proceeds upon completion of a financing transaction.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

NAME	AGE	POSITION
E. Scott Crist	58	Chief Executive Officer and Chairman
R. Greg Smith	64	Chief Financial Officer and Director
Andrew Clark	60	Independent Director
Harvin Moore	58	Independent Director
Aruna Viswanathan	51	Independent Director

The experience of our directors and executive officers is as follows:

E. Scott Crist, our Chairman and Chief Executive Officer since January 2021, has over 30 years of business experience and an extensive background as an entrepreneur, venture capitalist and chief executive officer. He has founded, built and successfully exited a number of businesses in the technology, telecommunications, and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. He has been a partner at Texas Ventures, a leading technology venture firm since March 2000, and the Chief Executive Officer of Osperity, Inc. a market leader in AI-assisted industrial computer vision since August 2019. In addition, Mr. Crist served as the CEO of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which is consummated an initial business combination with Arbe Robotics Ltd. in October 2021. Following the business combination, Mr. Crist has been serving as a member of the board of directors of Arbe Robotics Ltd. In 2012, Mr. Crist founded VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families and has been serving as its Chairman since then. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended internal rate of return of approximately 15% for the “for-profit” limited partners. From April 2016 to September 2019, Mr. Crist was Chief Executive Officer and Chairman of Infrastructure Networks, a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management, and has been serving as a member of its board since then. From 2000 to 2002, Mr. Crist was founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc., (“SalvageSale”) an ecommerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros Auctioneers Inc. (NYSE: RBA) (“Ritchie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers ecommerce strategy. Earlier in his career, from 1994 to 2000, Mr. Crist was the founder and Chief Executive Officer of Telscape International Inc., a telecommunications company focused on emerging global markets and built Telscape from its start-up stage through multiple acquisitions, into a publicly traded industry leader with a market cap in excess of $100 million. From 1991 to 1995, he was President and Chief Executive Officer of Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the US by Inc. Magazine in 1995. Mr. Crist was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region, and holds a BS in Electrical & Computer Engineering from North Carolina State University. He has an MBA from the Kellogg School at Northwestern University, and is a former adjunct professor and current lecturer at Rice University’s Jones Graduate School of Business. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the goal of pursuing exceptional risk-adjusted returns for our stockholders. We believe Mr. Crist is well suited to serve on our board due to his extensive business experience cited above.

R. Greg Smith, our Chief Financial Officer since January 2021 and one of our directors since January 2022, has more than 30 years of corporate finance and management experience, including the last 25 years in capacities of Chief Financial Officer, Senior Vice President Mergers and Acquisitions, Executive Vice President and Director of venture and private equity-backed private and public companies and their respective subsidiaries. In addition, Mr. Smith served as the CFO of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. He has extensive experience in mergers, acquisitions and divestitures including due diligence, valuation analysis, transaction negotiations, term sheets, letters of intent and definitive agreements. He served as Chief Financial Officer for Infrastructure Networks, Inc., a leading 5G-LTE wireless & IoT communications platform digitizing the energy patch in North America from February 2017 through May 2020 and subsequently served as a special advisor. In his capacity as chief financial officer of Infrastructure Networks Inc., he helped grow the company organically during his tenure. From June 2004 to January 2017, he worked for various companies in the wireless broadband industry, including as the founder, Chief Executive Officer, Chief Financial Officer, Executive Vice president and member of its board of directors of ERF Wireless, Inc. (OTC:ERFB) from August 2004 through July 2015, which provided high-speed broadband and remote connectivity for mission-critical applications to energy companies, banks, and hospitals. Mr. Smith received a BBA degree in Finance and minor in Economics from Sam Houston State University. We believe that Mr. Smith is well qualified to serve on our board due to his extensive business experience cited above.

Andrew Clark, one of our directors since January 2022, has over 30 years of business experience spanning many facets of technology, industrial and energy businesses. He has been a founder and principal with The Castell Group since 2003, an investment and advisory firm assisting companies in technology businesses. On a daily basis he interacts with some of the region’s top entrepreneurs assisting them with their businesses while identifying the best of breed in which to invest. In addition, Mr. Clark was a director of Industrial Tech Acquisitions, Inc., a blank check company that raised over $75 million in its initial public offering in September 2020 which consummated an initial business combination with Arbe Robotics Ltd. in October 2021. He also served as a director of Texas Halo Fund I, LLC since 2012, of AETolls, LLC since 2018 and of TapNpay, Inc. since 2020. Mr. Clark also served as a director of Surge Accelerator, LLC (2011 to 2013), Quarri, Inc. (2010 to 2017), Onit, Inc. (2010 to 2012), and Metal Networks (2013 to 2016). His corporate career includes positions at Reliant Energy (now NRG) as VP of Interactive Marketing from 2000 to 2003, Director of Strategy at Compaq Computer (now Hewlett Packard) from 1989 to 2000, and a consultant with Coopers & Lybrand (now Pricewaterhouse Coopers) 1985 to 1989. He began his private equity investment experience at Compaq Computer where he served as an observer on various boards. He is a graduate of The Wharton School of the University of Pennsylvania where he received his BS degree in Economics with a concentration in Entrepreneurship, and was both a Benjamin Franklin Scholar and a University Scholar. We believe that Mr. Clark is well qualified to serve on our board due to his extensive business experienced cited above.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up until the end of the Combination Period, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We have filed a copy of our code of ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The NEXT Merger Agreement provides for the Company to designate one member of our post-closing Board of Directors, which designee may be one of our current directors or executive officers. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock, consisting of (i) 17,250,000 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of March 28, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Industrial Tech Partners II, LLC (2)	—	—	4,312,500	100%	20%
E. Scott Crist (2)	—	—	4,312,500	100%	20%
R. Greg Smith (3)	—	—	—	—	—
Andrew Clark (3)	—	—	—	—	—
Aruna Viswanathan (3)	—	—	—	—	—
Harvin Moore (3)	—	—	—	—	—
All executive officers and directors as a group (5 individuals)	—	—	4,312,500	100%	20%

Other 5% Stockholders
Saba Capital Management, L.P. (4)	1,706,200	9.89%	—	—	7.91%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Industrial Tech Acquisitions II, Inc., 5090 Richmond Ave, Suite 319, Houston, Texas 77056.

(2)	Represents shares held by Industrial Tech Partners II, LLC, our sponsor. E. Scott Crist is the managing member of our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 3, but does not have voting or dispositive control over the shares held by our sponsor.

(4)	According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC acquired 1,706,200 shares of Class A common stock. The business address for the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the NEXT Business Combination, please see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 12, 2021, we issued an aggregate of 4,312,500 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Up to 562,500 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. As a result of the full exercise of which the underwriters’ over-allotment option, no founder shares are subject to forfeiture.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

For more information on the agreements entered into in connection with the NEXT Business Combination, please see “Item 1. Business.”

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information include in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021 totaled approximately $184,684 and $70,545, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Marcum for any other services for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

The Company’s independent registered public accounting firm is Marcum LLP (PCAOB ID Number 688) of Houston, Texas.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

INDUSTRIAL TECH ACQUISITIONS II, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Industrial Tech Acquisitions II, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Industrial Tech Acquisitions II, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

March 28, 2023

INDUSTRIAL TECH ACQUISITIONS II, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

Assets
Current assets
Cash	$451,473	$19,542
Prepaid expenses	214,808	—
Total current assets	666,281	19,542

Investments held in Trust Account	178,487,410	—
Deferred offering costs	—	214,767
Total Assets	$179,153,691	$234,309

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ (Deficit) Equity
Accrued offering costs and expenses	$409,415	$85,682
Accounts payable	58,629	—
Promissory note – related party	—	127,385
Deferred tax liability	119,625	—
Income taxes payable	371,372	—
Total current liabilities	959,041	213,067
Warrant liability	663,541	—
Deferred underwriting commissions	6,900,000	—
Total Liabilities	8,522,582	213,067

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized and 17,250,000 and no shares issued and outstanding, respectively, at redemption value of $10.31	177,794,726	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 17,250,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2022 and 2021	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(7,164,048)	(3,758)
Total Stockholders’ (Deficit) Equity	(7,163,617)	21,242
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ (Deficit) Equity	$179,153,691	$234,309

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 4, 2021 (Inception) Through December 31,
	2022	2021
Operating and formation costs	$1,548,829	$3,768
Loss from operations	(1,548,829)	(3,768)

Other income (expense):
Interest earned on investments held in Trust Account	2,537,410	—
Interest income on bank account	2,354	10
Offering costs allocated to warrants	(27,670)	—
Change in fair value of warrant liabilities	4,420,646	—
Other income, net	6,932,740	10

Income (loss) before provision for income taxes	5,383,911	(3,758)
Provision for income taxes	(490,997)	—
Net income (loss)	$4,892,914	$(3,758)

Basic and diluted weighted average shares outstanding, Class A common stock	16,635,616	—

Basic and diluted net income per share, Class A common stock	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.24	$—

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder ’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 4, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor for cash	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(3,758)	(3,758)
Balance as of December 31, 2021	4,312,500	431	24,569	(3,758)	21,242
Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313
Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335
Remeasurement of shares subject to redemption	—	—	(8,000,217)	(12,053,204)	(20,053,421)
Net income	—	—	—	4,892,914	4,892,914
Balance as of December 31, 2022	4,312,500	$431	$—	$(7,164,048)	$(7,163,617)

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 4, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,892,914	$(3,758)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,420,646)	—
Interest earned on investments held in Trust Account	(2,537,410)	—
Offering costs allocated to warrants	27,670	—
Deferred tax benefit	119,625	—
Changes in operating assets and liabilities:
Prepaid expenses	(214,808)	—
Accrued expenses	323,733	1,637
Accounts payable	58,629	—
Income taxes payable	371,372	—
Net cash used in operating activities	(1,378,921)	(2,121)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,950,000)	—
Net cash used in investing activities	(175,950,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	170,085,000	—
Proceeds from sale of private placement warrants	8,037,500	—
Proceeds from issuance of promissory note to related party	—	129,000
Repayment of promissory note – related party	(127,385)	(1,615)
Payment of deferred offering costs	(234,263)	(130,722)
Net cash provided by financing activities	177,760,852	21,663

Net Change in Cash	431,931	19,542
Cash – Beginning of period	19,542	—
Cash – End of period	$451,473	$19,542

Non-Cash investing and financing activities:
Initial classification of warrant liability	$5,084,187	$—
Initial classification of common stock subject to redemption	$177,794,726	$—
Deferred offering costs included in accrued expenses	$—	$84,045
Deferred underwriters discount payable	$6,900,000	$—
Accretion of carrying value to redemption value	$20,053,421	$—

The accompanying notes are an integral part of these financial statements

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

The Company has selected December 31 as its fiscal year end.

On November 21, 2022, the Company entered into an Agreement and Plan of Merger with NEXT Renewable Fuels, Inc., a Delaware corporation, and ITAQ Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company, pursuant to which Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company, which will change its corporate name to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”), subject to applicable law. In the event that the Corporation has not consummated an initial Business Combination within 15 months from the date of the closing of the IPO, the Board of Directors, may, if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), provided that (i) the Sponsor (or its affiliates or permitted designees), upon five days of advance notice prior to the applicable Deadline Date, will deposit into the Trust Account $1,500,000 (or up to $1,725,000 if the underwriters’ over-allotment option is exercised in full) ($0.10 per unit in either case), on or prior to the applicable Deadline Date, for the available three month extension in exchange for a non-interest bearing, unsecured promissory note and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. The gross proceeds from the issuance of such promissory note(s) shall be held in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, which would have higher priority than the claims of the Company’s public stockholders.

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

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Liquidity, Going Concern and Capital Resources

As of December 31, 2022, the Company had $451,473 in its operating bank accounts, $178,487,410 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $278,662, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2022, approximately $2,537,410 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company held $451,473 and $19,542 in cash as of December 31, 2022 and 2021, respectively.

Investment held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

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

At December 31, 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Common stock subject to redemption at IPO	$172,500,000
Less:
Proceeds allocated to public warrants	(5,323,017)
Class A common stock issuance cost	(9,435,678)
Add:
Remeasurement of carrying value to redemption value	20,053,421
Class A common stock subject to possible redemption	$177,794,726

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of earnings per share for Class A and Class B common stock, applying the two-class method in calculating earnings per share pursuant to ASC 260. Net income per common stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Private Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,		For the Period from January 4, 2021 (Inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,865,402	$1,027,512	$—	$(3,758)
Denominator:
Basic and diluted weighted average stock outstanding	16,635,616	4,312,500	—	3,750,000

Basic and diluted net income (loss) per share of common stock	$0.23	$0.24	$—	$—

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06— “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As previously disclosed in our IPO Registration Statement, Meteora Capital Partners, LP, a Delaware limited partnership and an affiliate of a member of our Sponsor (“Meteora”), acted as a consultant to us in connection with our IPO. Upon the closing of the IPO, Meteora and one of its affiliates, together purchased a total of 1,250,000 Units sold in the IPO at $10.00 per Unit.

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $120,000, in fees for these services. For the period from January 4, 2021 (inception) through December 31, 2021, the Company did not incur any fees for these services.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the IPO, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Note — Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO.

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

As of December 31, 2022 and 2021, there was $0 and $127,385 outstanding under the Promissory Note, respectively. The outstanding amount was repaid at the closing of the IPO on January 14, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

Legal Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination, are $1,000,000 (“Success Fees”). These Success Fees will only become payable upon the consummation of an initial Business Combination. In the event the Company does not complete a business combination, the Company is solely obligated to pay $150,000 under the contingent fee arrangement.

Advisory Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party advisor for the sale of securities. All fees to the third-party advisor are contingent upon the consummation of such sales. As compensation for services, the Company agreed to pay the advisor a cash placement fee equal to the sum of six percent (6.0%) of the first $50,000,000 of gross proceeds of any sale of securities to investors (excluding Identified Investors), plus five percent (5.0%) of the gross proceeds of any sale in excess of $50,000,000, plus three percent (3.0%) of that portion, if any, of the gross proceeds of any sale of securities. Further, the Company agreed to a structuring fee, contingent upon the closing of a Business Combination of $1,000,000 which will be offset by any funds raised under the fee arrangement. These fees are payable upon the consummation of an initial Business Combination.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 4,312,500 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of December 31, 2022, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of the initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$344
Startup costs	283,689	445
Accrued interest - Trust	(119,625)	—
Total deferred tax assets	164,063	789
Valuation allowance	(283,689)	(789)
Deferred tax liability	$(119,625)	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$371,372	$—
Deferred	(163,274)	(789)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	282,899	789
Income tax provision	$490,997	$—

As of December 31, 2022 and 2021, the Company had $0 and $1,637 of U.S. federal net operating loss carryovers available to offset future taxable income indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $282,899 and $789, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(17.2)%	(21.0)%
Transaction costs allocated to warrants	0.1%	—%
Valuation allowance	5.1%	0.0%
Income tax provision	9.0%	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return for the year ended December 31, 2022 and for the period from January 4, 2021 (inception) through December 31, 2021 remains open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and January 14, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$663,541	$—	$—	$663,541

	January 14, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$5,084,187	$—	$—	$5,084,187

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

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	December 31, 2022	January 14, 2022
Risk-free interest rate	4.70%	1.65%
Expected term (years)	1.10	6.13
Expected volatility	7.3%	10.1%
Exercise price	$11.50	$11.50
Fair value of common stock	$10.18	$9.69

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.

On March 22, 2023 the Company filed the definitive proxy statement on Schedule 14A in order to hold a special meeting of stockholders on April 10, 2023 to vote on a proposal to amend its amended and restated certificate of incorporation to extend the date by which it must complete an initial Business Combination (the “Extension”) from April 14, 2023 to December 14, 2023, or such earlier date as determined by the Company's board of directors (the "Extension Amendment Proposal”). If the Extension Amendment Proposal is approved and the board of directors decides to implement the Extension, the Sponsor or its designees have agreed to contribute to the Company loans equal to the lesser of (x) $35,000 or (y) $0.035 for each public share that is not redeemed for each calendar month (commencing on April 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination until December 14, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 11, 2022, by and between the Company and Wells Fargo Securities, LLC, as representative of the several underwriters (3)
2.1	Agreement and Plan of Merger, dated as of November 21, 2022, by and among the Company, NEXT and Merger Sub (5)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A common stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (3)
4.5	Description of Registered Securities (4)
10.1	Letter Agreement, dated January 11, 2022, by and among the Company, its officers and directors and the Sponsor (3)
10.2	Amended and Restated Promissory Note, dated January 11, 2022, issued to the Sponsor (3)
10.3	Investment Management Trust Agreement, dated January 11, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (3)
10.4	Registration Rights Agreement, dated January 11, 2022, by and among the Company and the Sponsor (3)
10.5	Securities Subscription Agreement, dated January 8, 2021, between the Registrant and Industrial Tech Partners II, LLC (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 11, 2022, by and between the Company and the Sponsor (3)
10.7	Administrative Services Agreement, dated January 11, 2022, by and between the Company and the Sponsor (3)
10.8	Form of Voting Agreement, dated as of November 21, 2022, by and among the Company, NEXT and certain stockholders of NEXT (5)
10.9	Form of Lock-Up Agreement by and between the Company and certain stockholders of NEXT (5)
10.10	Form of Non-Competition Agreement by and among the Company, NEXT and certain stockholders of NEXT (5)
10.11	Sponsor Voting Agreement dated November 21, 2022 by and among the Company, NEXT and the Sponsor (5)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254594), filed with the SEC on March 22, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-254594), filed with the SEC on October 4, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2022.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 11, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2023	INDUSTRIAL TECH ACQUISITIONS II, INC.

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Scott Crist	Chief Executive Officer and Chairman	March 28, 2023
E. Scott Crist	(Principal Executive Officer)

/s/ R. Greg Smith	Chief Financial Officer	March 28, 2023
R. Greg Smith	(Principal Financial and Accounting Officer)

/s/ Andrew Clark	Independent Director	March 28, 2023
Andrew Clark

/s/ Harvin Moore	Independent Director	March 28, 2023
Harvin Moore

/s/ Aruna Viswanathan	Independent Director	March 28, 2023
Aruna Viswanathan