Form 10-Q
period 2023-03-31
Industrial Tech Acquisitions II, Inc.
filed 2023-05-15
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 1,348,887 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 4,312,500 shares of Class B common stock, $0.0001 par value (Class B common stock”), issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$178,791	$451,473
Prepaid expenses	164,888	214,808
Total current assets	343,679	666,281

Investments held in Trust Account	180,179,782	178,487,410
Total assets	$180,523,461	$179,153,691

Liability, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$442,831	$409,415
Accounts payable	68,665	58,629
Due to related party	100	—
Deferred tax liability	143,510	119,625
Income taxes payable	734,961	371,372
Total current liabilities	1,390,067	959,041
Warrant liability	483,341	663,541
Deferred underwriting commissions	6,900,000	6,900,000
Total liabilities	8,773,408	8,522,582

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized and 17,250,000 shares issued and outstanding, respectively, at redemption value of $10.39 and $10.31 as of March 31, 2023 and December 31, 2022, respectively	179,249,674	177,794,726

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 17,250,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,500,052)	(7,164,048)
Total stockholders’ deficit	(7,499,621)	(7,163,617)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$180,523,461	$179,153,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating and formation costs	$568,894	$493,656
Loss from operations	(568,894)	(493,656)

Other income:
Interest earned on investments held in Trust Account	1,892,422	1,033
Interest income on bank account	2,690	229
Change in fair value of warrant liabilities	180,200	3,048,096
Offering costs allocated to warrants	—	(27,670)
Other income, net	2,075,312	3,021,688

Income before income taxes	1,506,418	2,528,032
Provision for income taxes	(387,474)	—
Net income	$1,118,944	$2,528,032

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	14,758,333

Basic and diluted net income per share, Class A common stock	$0.05	$0.13

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500

Basic and diluted net income per share, Class B common stock	$0.05	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	4,312,500	$431	$—	$(7,164,048)	$(7,163,617)

Net income	—	—	—	1,118,944	1,118,944

Remeasurement of shares subject to redemption	—	—	—	(1,454,948)	(1,454,948)
Balance as of March 31, 2023	4,312,500	$431	$—	$(7,500,052)	$(7,499,621)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	4,312,500	$431	$24,569	$(3,758)	$21,242

Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313

Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335

Accretion of shares subject to redemption	—	—	(8,000,217)	(10,208,478)	(18,208,695)

Net income	—	—	—	2,528,032	2,528,032
Balance as of March 31, 2022	4,312,500	$431	$—	$(7,684,204)	$(7,683,773)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,118,944	$2,528,032
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(180,200)	(3,048,096)
Interest earned on investments held in Trust Account	(1,892,422)	(1,033)
Deferred tax provision (benefit)	23,885	—
Offering costs allocated to warrants	—	27,670
Changes in operating assets and liabilities:
Prepaid expenses	49,920	(429,760)
Accrued expenses	33,416	166,215
Accounts payable	10,036	—
Due to related party	100	—
Income taxes payable	363,589	—
Net cash used in operating activities	(472,732)	(756,972)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,950,000)
Cash withdrawn from Trust Account to pay taxes	200,050	—
Net cash provided by (used in) investing activities	200,050	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	170,085,000
Proceeds from sale of private placement warrants	—	8,037,500
Repayment of promissory note – related party	—	(127,385)
Payment of deferred offering costs	—	(319,945)
Net cash provided by financing activities	—	177,675,170

Net Change in Cash	(272,682)	968,198
Cash – Beginning of period	451,473	19,542
Cash – End of period	$178,791	$987,740

Non-Cash investing and financing activities:
Accretion of carrying value to redemption value	$1,454,948	$18,208,695
Deferred underwriters discount payable	$—	$6,900,000
Initial classification of warrant liability	$—	$5,084,187
Fair value of public warrant (less proceeds allocated)	$—	$5,022,335

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On November 21, 2022, the Company entered into an Agreement and Plan of Merger (as amended, the “NEXT Merger Agreement”) with NEXT Renewable Fuels, Inc., a Delaware corporation (“NEXT”), and ITAQ Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company, which will change its corporate name to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT (the “NEXT Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Industrial Tech Partners II, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement (“IPO Registration Statement”) for the Company’s initial public offering (“IPO”) was declared effective on January 11, 2022. On January 14, 2022, the Company consummated its IPO of 17,250,000 units (the “Units”), which included 2,250,000 Units issued pursuant to the full exercise of the over-allotment option granted to the underwriters. Each Unit consists of one share of Class A common stock of the Company (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 8,037,500 warrants (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,037,500, which is discussed in Note 4.

Transaction costs amounted to $10,799,030 consisting of $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions, and $449,030 of other offering costs, partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account (as defined below) for working capital purposes.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

On January 14, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and would be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (as amended, the “amended and restated certificate of incorporation”), and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by December 14, 2023 (or such earlier date as determined by the board of directors of the Company) (the “Combination Period”), subject to applicable law.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of Class A common stock classified as temporary equity would be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and would be classified as such on the balance sheet until such date that a redemption event takes place.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On April 10, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company) (the “Extension Amendment”). Stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,348,887 Public Shares outstanding.

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

Liquidity, Going Concern and Capital Resources

As of March 31, 2023, the Company had $178,791 in its operating bank accounts and a working capital deficit of $261,427, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2023, $1,892,422 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loans.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 14, 2023 (or such earlier date as determined by the board of directors of the Company), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023 (the “2022 Annual Report”). The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company held $178,791 and $451,473 in cash as of March 31, 2023 and December 31, 2022.

Investment held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to redemption at IPO	$172,500,000
Less:
Proceeds allocated to public warrants	(5,323,017)
Class A common stock issuance cost	(9,435,678)
Add:
Remeasurement of carrying value to redemption value	20,053,421
Class A common stock subject to possible redemption, December 31, 2022	$177,794,726
Add:
Remeasurement of carrying value to redemption value	1,454,948
Class A common stock subject to possible redemption, March 31, 2023	$179,249,674

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering,” and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $10,799,030 as a result of the IPO (consisting of $3,450,000 of underwriting commissions, $6,900,000 of deferred underwriting commissions and $449,030 of other offering costs), partially offset by the reimbursement of $1,035,000 of offering expenses by the underwriters. The Company immediately expensed $27,670 of offering costs in connection with the Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for Private Placement Warrants for shares of the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants will be reclassified to additional paid-in capital.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes (“ASC 740”), requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 25.72% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of over-allotment option and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MARCH 31, 2023

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

The Company’s statement of operations includes a presentation of earnings per share for Class A and Class B common stock, applying the two-class method in calculating earnings per share pursuant to ASC 260. Net income per common stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$895,155	$223,789	$1,946,585	$581,447
Denominator:
Basic and diluted weighted average stock outstanding	17,250,000	4,312,500	14,758,333	4,312,500

Basic and diluted net income per share of common stock	$0.05	$0.05	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature, except for the warrant liabilities (see Note 8).

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06— “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”),” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 in fees for these services.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the IPO, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Notes — Related Party

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

MARCH 31, 2023

(Unaudited)

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

As of March 31, 2023 and December 31, 2022, there was no amount outstanding under the Promissory Note. The outstanding amount was repaid at the closing of the IPO on January 14, 2022.

On April 12, 2023, the Company issued a promissory note (the “Extension Note”) in the principal amount of up to $280,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount in connection with the extension of the Company’s time to consummate a business combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company) (the “Extension”). The Company will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the Extension, into the Company’s Trust Account (i) in connection with the first drawdown under the Extension Note and (ii) for each of the up to seven subsequent calendar months (commencing on May 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company.

On April 12, 2023, the Company issued a second promissory note (the “Working Capital Loan Note” and, together with the Extension Note, the “Notes”) in the principal amount of up to $300,000 to the Sponsor. The Working Capital Loan Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Due to Related Party

The Sponsor paid for certain operating costs on behalf of the Company amounting to $100 as of March 31, 2023. The advance is non-interest bearing and is due on demand.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Legal Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination, are $1,000,000. These fees will only become payable upon the consummation of an initial Business Combination. In the event the Company does not complete a business combination, the Company is solely obligated to pay $150,000 under the contingent fee arrangement. The Company has accrued $368,663 in services provided through March 31, 2023 under this contract.

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

NOTE 7. STOCKHOLDERS’ DEFICIT AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of March 31, 2023, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$663,541	$—	$—	$663,541

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$483,341	$—	$—	$483,341

The Private Placement Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	December 31, 2022	March 31, 2023
Risk-free interest rate	4.70%	4.55%
Expected term (years)	1.10	1.16
Expected volatility	7.3%	5.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$10.18	$10.39

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 10, 2023, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company). Stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,348,887 Public Shares outstanding.

On April 12, 2023, the Company issued a promissory note in the principal amount of up to $280,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount in connection with the extension of the Company’s time to consummate a business combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company). The Company will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the Extension, into the Company’s Trust Account (i) in connection with the first drawdown under the Extension Note and (ii) for each of the up to seven subsequent calendar months (commencing on May 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company.

On April 12, 2023, the Company issued a second promissory note in the principal amount of up to $300,000 to the Sponsor. The Working Capital Loan Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company, subject to the availability of funds outside of the Trust Account.

On April 14, 2023, the Company, NEXT and the Merger Sub entered into Amendment No.1 to the NEXT Merger Agreement (the “Amendment”). The parties entered into the Amendment in connection with the acquisition by Lakeview RNG, a wholly-owned subsidiary of NEXT, of assets associated with the Red Rock Biofuels development in Lake County, Oregon, which was effective on April 14, 2023 (the “Lakeview Transaction”). The Amendment revised the consideration to be paid by the Company in the merger to provide for the issuance of a new class of preferred stock of the Company, to be designated the Series A Preferred Stock (“Series A Preferred Stock”) which is to be issued to the holders of the NEXT preferred stock that was issued in connection with the Lakeview Transaction. Pursuant to the Amendment, each share of the NEXT preferred stock, which has a stated value of $750,000 per share, shall be automatically converted into 75,000 shares of Series A Preferred Stock, which has a stated value of $10.00 per share. The issuance of the Series A Preferred Stock to the holders of the NEXT preferred stock is in addition to the issuance of the Company’s common stock to the holders of the NEXT common stock as provided in the NEXT Merger Agreement. The terms of the issuance of the Company’s common stock remain unchanged.

On April 14, 2023, in connection with the execution and delivery of the Amendment No. 1 and execution of the agreement relating to the Lakeview Transaction, the Company and NEXT entered into voting and support agreements (collectively, the “Preferred Stock Voting Agreements”) with certain holders of NEXT preferred stock issued in connection with the Lakeview Transaction. Pursuant to the Preferred Stock Voting Agreements, the holders agreed to vote all of such stockholder’s shares of NEXT (i) in favor of the Merger, the NEXT Merger Agreement and the transactions contemplated thereby and the other matters to be submitted to the NEXT’s stockholders for approval in connection with the transactions, and each holder agreed to take (or not take, as applicable) certain other actions in support of the NEXT Merger Agreement and the transactions, and (ii) to vote the shares in opposition to: any acquisition proposal and any and all other proposals (x) for the acquisition of NEXT, or (y) which are in competition with or materially inconsistent with the NEXT Merger Agreement, in each case in the manner and subject to the conditions set forth in the Preferred Stock Voting Agreements. Notwithstanding the foregoing, the holders shall not be required to take any action or deliver any instrument in the event that the NEXT Merger Agreement has been amended or modified, without the holders’ consent, (i) in a manner that is disproportionately adverse to the holders of the NEXT preferred stock held by such holders as compared to the holders of the other classes or series of NEXT equity securities or (ii) that would result in the holders not receiving NXTCLEAN Fuels Inc. Series A Preferred Stock as contemplated by certain subscription agreements, dated as of April 14, 2023, by and between the holders and NEXT. The Preferred Stock Voting Agreements prevent transfers of the securities held by the holders thereto between the date of the Preferred Stock Voting Agreement and the date of closing of the NEXT Business Combination, except for certain permitted transfers where the recipient also agrees to comply with the Preferred Stock Voting Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Industrial Tech Acquisitions II, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Industrial Tech Partners II, LLC.

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

On April 10, 2023, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company). Stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,348,887 Public Shares outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (Inception) through March 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,118,944, which consists of interest income on marketable securities held in the Trust Account and bank account of $1,895,112 and change in fair value of warrant liability of $180,200, offset by operating costs of $568,894 and provision for income taxes of $387,474.

For the three months ended March 31, 2022, we had a net income of $2,528,032, which consists of interest income on marketable securities held in the Trust Account and bank account of $1,262 and change in fair value of warrant liability of $3,048,096, offset by operating costs of $493,656 and offering costs allocated to warrants at the IPO date of $27,670.

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

On April 10, 2023, we held a special meeting of stockholders at which our stockholders approved the extension of the date by which we must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by our board of directors).  In connection with the vote to approve the extension, the holders of our Public Shares had the right, with certain limited exceptions, to have their Public Shares redeemed.  In connection with such extension, stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares, and, as a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders, leaving a balance of approximately $14 million after the redemption payments.  As a result of the redemptions, the number of Public Shares decreased from 17,250,000 shares to 1,348,887 shares.  In connection with the extension, we will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the extension, into the Trust Account each month, with the initial payment being made on April 14, 2023, with up to seven subsequent payments to be made on the 14th of the month, commencing May 14, 2023.  These payments will be made from loans from the Sponsor, which agreed to make the monthly loans to the Company.  Such amounts will be added to the Trust Account.

For the three months ended March 31, 2023, cash used in operating activities was $472,732. Net income of $1,118,944 was affected by interest earned on marketable securities held in the Trust Account of $1,892,422 and change in fair value of the warrant liability of $180,200 offset by the change in the deferred tax provision of $23,885. Changes in operating assets and liabilities provided $457,061 in cash for operating activities.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $180,179,782 (including $1,892,422 of interest income) consisting of securities held in a money market fund with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $200,050 of interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $178,791. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate in April 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06— “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”),” to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. In addition, we lacked controls and procedures over financial reporting and review of financial statements, as well as over recording of accruals. The above deficiencies constitute material weakness in our internal controls as of March 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over the review of all transactions and expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022, (iii) Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on November 9, 2022, (iv) 2022 Annual Report, and (v) Proxy Statement on Schedule 14A, as filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November 21, 2022, by and among the Company, NEXT and Merger Sub (1)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 14, 2023, by and among ITAQ, NEXT and Merger Sub (2)
3.1	Amendment to Amended and Restated Certificate of Incorporation of the Company (3)
10.1	Extension Note (3)
10.2	Working Capital Loan Note (3)
10.3	Form of Voting and Support Agreement, dated as of April 14, 2023, by and among ITAQ, NEXT and certain holders of NEXT preferred stock (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS II, INC.

Dated: May 15, 2023	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)