Form 10-Q
period 2023-06-30
Industrial Tech Acquisitions II, Inc.
filed 2023-08-10
CIK 1841586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 1,348,887 shares of Class A common stock, $0.0001 par value (“Class A common stock”) and 4,312,500 shares of Class B common stock, $0.0001 par value (Class B common stock”), issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash (1)	$475,262	$451,473
Prepaid expenses	144,925	214,808
Total current assets	620,187	666,281

Investments held in Trust Account	14,499,588	178,487,410
Total assets	$15,119,775	$179,153,691

Liability, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Accrued offering costs and expenses	$570,816	$409,415
Accounts payable	2,665	58,629
Promissory note - related party	50,000	—
Excise tax payable	1,651,374	—
Deferred tax liability	12,594	119,625
Income taxes payable	469,360	371,372
Total current liabilities	2,756,809	959,041
Warrant liability	535,384	663,541
Deferred underwriting commissions	6,900,000	6,900,000
Total liabilities	10,192,193	8,522,582

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized, 1,348,887 and 17,250,000 shares issued and outstanding, respectively, at redemption value of $10.82 and $10.31 as of June 30, 2023 and December 31, 2022, respectively	14,601,023	177,794,726

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, (excluding 1,348,887 and 17,250,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	431	431
Additional paid-in capital	—	—
Accumulated deficit	(9,673,872)	(7,164,048)
Total stockholders’ deficit	(9,673,441)	(7,163,617)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$15,119,775	$179,153,691

(1)	As of June 30, 2023, $101,435 of the $475,262 cash balance is classified as restricted cash to be utilized for tax payments only.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating and formation costs	$380,367	$363,006	$949,261	$856,662
Loss from operations	(380,367)	(363,006)	(949,261)	(856,662)

Other income (expense):
Interest earned on investments held in Trust Account	496,612	248,468	2,389,034	249,501
Interest income on bank account	5,564	279	8,254	508
Change in fair value of warrant liabilities	(52,043)	802,328	128,157	3,850,424
Offering costs allocated to warrants	—	—	—	(27,670)
Other income, net	450,133	1,051,075	2,525,445	4,072,763

Income before provision for income taxes	69,766	688,069	1,576,184	3,216,101
Provision for income taxes	(103,483)	(31,408)	(490,957)	(31,408)
Net (loss) income	$(33,717)	$656,661	$1,085,227	$3,184,693

Basic and diluted weighted average shares outstanding, Class A common stock	3,096,262	17,250,000	10,134,032	16,011,050
Basic and diluted net (loss) income per share, Class A common stock	$(0.00)	$0.03	$0.08	$0.16

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.00)	$0.03	$0.08	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	4,312,500	$431	$—	$(7,164,048)	$(7,163,617)

Net income	—	—	—	1,118,944	1,118,944

Remeasurement of shares subject to redemption	—	—	—	(1,454,948)	(1,454,948)

Balance as of March 31, 2023 (Unaudited)	4,312,500	431	—	(7,500,052)	(7,499,621)

Excise tax				(1,651,374)	(1,651,374)

Net loss	—	—	—	(33,717)	(33,717)

Remeasurement of shares subject to redemption	—	—	—	(488,729)	(488,729)

Balance as of June 30, 2023 (Unaudited)	4,312,500	$431	$—	$(9,673,872)	$(9,673,441)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	4,312,500	$431	$24,569	$(3,758)	$21,242

Cash received in excess of fair value of private placement warrants	—	—	2,953,313	—	2,953,313

Proceeds allocated to public warrants net of offering costs	—	—	5,022,335	—	5,022,335

Accretion of shares subject to redemption	—	—	(8,000,217)	(10,208,478)	(18,208,695)

Net income	—	—	—	2,528,032	2,528,032

Balance as of March 31, 2022 (Unaudited)	4,312,500	431	—	(7,684,204)	(7,683,773)

Remeasurement of shares subject to redemption	—	—	—	(116,456)	(116,456)

Net income	—	—	—	656,661	656,661

Balance as of June 30, 2022 (Unaudited)	4,312,500	$431	$—	$(7,143,999)	$(7,143,568)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,085,227	$3,184,693
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(128,157)	(3,850,424)
Interest earned on investments held in Trust Account	(2,389,034)	(249,501)
Deferred tax benefit	(107,031)	—
Offering costs allocated to warrants	—	27,670
Changes in operating assets and liabilities:
Prepaid expenses	69,883	(352,699)
Accrued expenses	161,401	84,318
Accounts payable	(55,964)	39,833
Income taxes payable	97,988	31,408
Net cash used in operating activities	(1,265,687)	(1,084,702)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(105,000)	(175,950,000)
Cash withdrawn from Trust Account in connection with redemptions	165,137,380	—
Cash withdrawn from Trust Account to pay taxes	1,344,476	—
Net cash provided by (used in) investing activities	166,376,856	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	170,085,000
Proceeds from sale of private placement warrants	—	8,037,500
Proceeds from promissory note – related party	50,000	—
Repayment of promissory note – related party	—	(127,385)
Payment of offering costs	—	(234,263)
Payments for redemption of common stock	(165,137,380)	—
Net cash (used in) provided by financing activities	(165,087,380)	177,760,852

Net Change in Cash	23,789	726,150
Cash – Beginning of period	451,473	19,542
Cash – End of period	$475,262	$745,692

Non-Cash investing and financing activities:
Remeasurement of carrying value to redemption value	$1,943,677	$18,325,151
Deferred underwriters discount payable	$—	$6,900,000
Initial classification of warrant liability	$—	$5,084,187
Initial classification of common stock subject to redemption	$—	$176,066,456

The accompanying notes are an integral part of the unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the IPO (as defined below), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

JUNE 30, 2023

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On November 21, 2022, the Company entered into an Agreement and Plan of Merger (as may be amended or supplemented from time to time, the “Merger Agreement”) with NEXT Renewable Fuels, Inc., a Delaware corporation (“NEXT”), and ITAQ Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company, which will change its corporate name to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT (the merger of Merger Sub into NEXT and the transactions contemplated by the Merger Agreement collectively, the “NEXT Business Combination”). Each stockholder of NEXT will receive newly-issued Company securities, including, as applicable, shares of the Company’s Class A common stock and/or options or warrants pursuant to which the Company’s Class A common stock will be issued, as further described below.

Merger Agreement Amendment

On April 14, 2023, the Company, NEXT and the Merger Sub entered into Amendment No.1 to the Merger Agreement (the “Amendment”). The parties entered into the Amendment in connection with the acquisition by Lakeview RNG, a wholly-owned subsidiary of NEXT, of assets associated with the Red Rock Biofuels development in Lake County, Oregon, which was effective on April 14, 2023 (the “Lakeview Transaction”). The Amendment revised the consideration to be paid by the Company in the merger to provide for the issuance of a new class of preferred stock of the Company, to be designated the Series A Preferred Stock (“Series A Preferred Stock”) which is to be issued to the holders of the NEXT preferred stock that was issued in connection with the Lakeview Transaction. Pursuant to the Amendment, each share of the NEXT preferred stock, which has a stated value of $750,000 per share, shall be automatically converted into 75,000 shares of Series A Preferred Stock, which has a stated value of $10.00 per share. The issuance of the Series A Preferred Stock to the holders of the NEXT preferred stock is in addition to the issuance of the Company’s common stock to the holders of the NEXT common stock as provided in the Merger Agreement. The terms of the issuance of the Company’s common stock remain unchanged.

Extension

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

On April 12, 2023, the Company issued a promissory note (the “Extension Note”) in the principal amount of up to $280,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount in connection with the extension of the Company’s time to consummate a business combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company) (the “Extension”). The Company will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the Extension, into the Company’s Trust Account (i) in connection with the first drawdown under the Extension Note and (ii) for each of the up to seven subsequent calendar months (commencing on May 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company. As of June 30, 2023, the Company has deposited a total of $105,000 into the Trust Account in connection with the Extension payments. As of June 30, 2023, there was $0 outstanding under the Extension Note.

On April 12, 2023, the Company issued a second promissory note in the principal amount of up to $300,000 to the Sponsor (the “Working Capital Loan Note” and, together with the Extension Note, the “Notes”). The Working Capital Loan Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company, subject to the availability of funds outside of the Trust Account. As of June 30, 2023, there were $50,000 outstanding under working capital loans.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Risks and Uncertainties

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

As a result of the Extension Amendment, 15,901,113 shares of the Company’s common stock were redeemed with a total redemption payment of $165,137,380. The Company recorded a liability of $1,651,374 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Liquidity, Going Concern and Capital Resources

As of June 30, 2023, the Company had $475,262 in its operating bank accounts which consisted of $101,435 classified as restricted cash to be utilized for tax payments only, and a working capital deficit of $1,607,862, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2023, $2,389,034 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans.

On April 12, 2023, Industrial Tech Acquisitions II, Inc., a Delaware corporation issued a promissory note in the principal amount of up to $280,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount in connection with the extension of the Company’s time to consummate a business combination from April 14, 2023 to December 14, 2023 2023 (or such earlier date as determined by the board of directors of the Company). As of June 30, 2023, there was $0 outstanding under the Extension Note.

On April 12, 2023, the Company issued a second promissory note in the principal amount of up to $300,000 to the Sponsor (the “Working Capital Loan Note” and, together with the Extension Note, the “Notes”). The Working Capital Loan Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company, subject to the availability of funds outside of the Trust Account. As of June 30, 2023, there were $50,000 outstanding under working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 14, 2023 (or such earlier date as determined by the board of directors of the Company), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, coupled with the Company’s current liquidity, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 29, 2023 (the “2022 Annual Report”). The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company held $475,262 and $451,473 in cash as of June 30, 2023 and December 31, 2022. As of June 30, 2023, $101,435 of the operating cash balance was classified as restricted cash to be utilized for tax payments only.

Investment held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are primarily invested in U.S. Treasury securities.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to redemption at IPO	$172,500,000
Less:
Proceeds allocated to public warrants	(5,323,017)
Class A common stock issuance cost	(9,435,678)
Add:
Remeasurement of carrying value to redemption value	20,053,421
Class A common stock subject to possible redemption, December 31, 2022	177,794,726
Add:
Remeasurement of carrying value to redemption value	1,454,948
Class A common stock subject to possible redemption, March 31, 2023	179,249,674
Add:
Remeasurement of carrying value to redemption value	488,729
Less:
Redemptions	(165,137,380)
Class A common stock subject to possible redemption, June 30, 2023	$14,601,023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes (“ASC 740”), requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 148.33% and 4.56% for the three months ended June 30, 2023 and 2022, respectively, and 31.15% and 0.98% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of over-allotment option and the valuation allowance on the deferred tax assets.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from (loss) income per share of common stock as the redemption value approximates fair value.

The Company’s statement of operations includes a presentation of earnings per share for Class A and Class B common stock, applying the two-class method in calculating earnings per share pursuant to ASC 260. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the Private Placement Warrants in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income, as adjusted	$(14,161)	$(19,556)	$525,329	$131,332
Denominator:
Basic and diluted weighted average stock outstanding	3,096,262	4,312,500	17,250,000	4,312,500

Basic and diluted net (loss) income per share of common stock	$(0.00)	$(0.00)	$0.03	$0.03

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$759,659	$325,568	$2,515,907	$668,786
Denominator:
Basic and diluted weighted average stock outstanding	10,134,032	4,312,500	16,011,050	4,312,500

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.16	$0.16

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Administrative Services Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For each of the three and six months ended June 30, 2023, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For each of the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

Consulting Agreement

The Sponsor entered into a verbal consulting agreement with Meteora pursuant to which it agrees to provide consulting services and advice, post the IPO, through the business combination process for $172,500. The amount was paid and expensed during the three months ended March 31, 2022.

Promissory Notes — Related Party

On January 8, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

As of June 30, 2023 and December 31, 2022, there was no amount outstanding under the IPO Promissory Note. The outstanding amount was repaid at the closing of the IPO on January 14, 2022.

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that have been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $26,615 to the Sponsor, which was returned by the Sponsor on January 19, 2022.

On April 12, 2023, the Company issued a promissory note in the principal amount of up to $280,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to such amount in connection with the extension of the Company’s time to consummate a business combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company). The Company will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the Extension, into the Company’s Trust Account for each of the up to seven subsequent calendar months (commencing on May 15, 2023 and ending on the 14th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination. Such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Business Combination. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company. As of June 30, 2023, the Company has deposited a total of $105,000 into the Trust Account in connection with the Extension payments. As of June 30, 2023, there was $0 outstanding under the Extension Note.

On April 12, 2023, the Company issued a second promissory note in the principal amount of up to $300,000 to the Sponsor. The Working Capital Loan Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (a) the date of the consummation of the Business Combination or (b) the date of the liquidation of the Company. As of June 30, 2023, there was $50,000 outstanding under the Working Capital Loan Note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of June 30, 2023, there was $50,000 outstanding under the Working Capital Loan Note.

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

JUNE 30, 2023

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

Legal Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination, are $1,000,000. These fees will only become payable upon the consummation of an initial Business Combination. In the event the Company does not complete a business combination, the Company is solely obligated to pay $150,000 under the contingent fee arrangement. The Company has accrued $477,945 in services provided through June 30, 2023 under this contract.

Financing Fees

During 2022, the Company entered into a contingent fee arrangement with a third-party broker-dealer for the sale of securities. All fees to the third-party broker-dealer are contingent upon the consummation of such sales. As compensation for services, the Company agreed to pay the broker-dealer a cash placement fee equal to the sum of six percent (6.0%) of the first $50,000,000 of gross proceeds of any sale of securities to investors (excluding Identified Investors), plus five percent (5.0%) of the gross proceeds of any sale in excess of $50,000,000, plus three percent (3.0%) of that portion, if any, of the gross proceeds of any sale of securities. Such fees are payable upon the consummation of each such sale. The Company also agreed to reimburse the broker-dealer for certain expenses up to $100,00 (i) monthly, (ii) upon the consummation of any sale of securities, and (iii) upon any termination of the agreement. Further, the Company agreed to a structuring fee, contingent upon the closing of a Business Combination, of $1,000,000 which will be offset by any funds raised under the fee arrangement. Such structuring fees are payable upon the consummation of an initial Business Combination.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT AND SHARES SUBJECT TO POSSIBLE REDEMPTION

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 1,348,887 and 17,250,000 shares of Class A common stock issued and outstanding, which were presented as temporary equity on the balance sheet as shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. Up to 562,500 of the founder shares were subject to forfeiture if the underwriters did not exercise their over-allotment option in full. Since the over-allotment option was exercised in full, the forfeiture provision terminated and none of the founder shares are subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding. As of June 30, 2023, the over-allotment option was fully exercised and such shares are no longer subject to forfeiture.

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

Except as otherwise provided in the Delaware General Corporation Law, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Public Warrants – Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Private Warrants – The Private Placement Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet.  The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liability in the statements of operations (see Note 8).

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$663,541	$—	$—	$663,541

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability – Private Placement Warrants	$535,384	$—	$—	$535,384

The Private Placement Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liability in the statements of operations.

INDUSTRIAL TECH ACQUISITIONS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at initial measurement:

Input	December 31, 2022	June 30, 2023
Risk-free interest rate	4.70%	5.42%
Expected term (years)	1.10	0.88
Expected volatility	7.3%	5.6%
Exercise price	$11.50	$11.50
Fair value of common stock	$10.18	$10.47

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 10, 2023, the Company received a deficiency notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 37 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). This notification has no immediate effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market and the Company’s Class A common stock, warrants and units will continue to trade under the symbols “ITAQ,” “ITAQW” and “ITAQU,” respectively. The Staff also noted in a footnote that “the Company also does not meet the requirements under Listing Rules5550(b)(1) and 5550(b)(3).” Listing Rule 5550(b)(1) is “Equity Standard: Stockholders' equity of at least $2.5 million.” Listing Rule 5550(b)(3) is “Net Income Standard: Net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.” The Company’s listing is not based on the Equity Standard or the Net Income Standard.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until January 8, 2024 (the “Compliance Period”), to regain compliance with the Market Value Standard. The Notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the Compliance Period, at which time Nasdaq will provide written notification that the Company h The Company intends to actively monitor the Company’s MVLS between now and January 8, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.as achieved compliance under the Market Value Standard and the matter will be closed.

The Company anticipates that the closing under the Merger Agreement will be completed prior to the expiration of the Compliance Period. In connection with closing on the Merger Agreement, the Company, after giving effect to the Merger and any redemption of the publicly traded Class A Common Stock of the Company in connection with such stockholder approval, will, as a condition to continued listing on Nasdaq, be required to meet the Nasdaq initial listing requirements. The Company believes that it will meet such requirements, and thus will be in compliance with all applicable Nasdaq listing requirements prior to the expiration of the Compliance Period. The Company has filed a registration statement on Form S-4 in connection with the Merger Agreement and the meeting of stockholders at which it will seek stockholder approval of the Merger.

On July 13, 2023, in connection with the Extension Note, the Company deposited $35,000 into the Trust Account.

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

Next Business Combination and Extension

On November 21, 2022, the Company, NEXT and Merger Sub entered into the Merger Agreement pursuant to which (i) Merger Sub will be merged with and into NEXT, and NEXT will become a wholly-owned subsidiary of the Company, which will change its name to “NXTCLEAN Fuels Inc.,” or such other name as mutually agreed to by the Company and NEXT; and (ii) each stockholder of NEXT will receive newly-issued Company securities, including, as applicable, shares of Class A common stock and/or options or warrants pursuant to which Class A common stock will be issued. Prior to, and contingent upon, the closing of the NEXT Business Combination, the Company is to effect a recapitalization pursuant to which all convertible debt shall be converted into common stock.

On April 10, 2023, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved the Extension Amendment, extending the date by which the Company must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by the board of directors of the Company). Stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 1,348,887 Public Shares outstanding. In connection with the extension, we will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the extension, into the Trust Account each month, with the initial payment being made on April 14, 2023, with up to seven subsequent payments to be made on the 14th of the month, commencing May 14, 2023. Such amounts will be added to the Trust Account. As of June 30, 2023, the funds in the Trust Account were $14,499,588.

On April 14, 2023, the Company, NEXT and the Merger Sub entered into Amendment No.1 to the Merger Agreement. The parties entered into the Amendment in connection with the acquisition by Lakeview RNG, a wholly-owned subsidiary of NEXT, of assets associated with the Red Rock Biofuels development in Lake County, Oregon, which was effective on April 14, 2023. The Amendment revised the consideration to be paid by the Company in the merger to provide for the issuance of a new class of preferred stock of the Company, to be designated the Series A Preferred Stock, which is to be issued to the holders of the NEXT preferred stock that was issued in connection with the Lakeview Transaction. Pursuant to the Amendment, each share of the NEXT preferred stock, which has a stated value of $750,000 per share, shall be automatically converted into 75,000 shares of Series A Preferred Stock, which has a stated value of $10.00 per share. The issuance of the Series A Preferred Stock to the holders of the NEXT preferred stock is in addition to the issuance of the Company’s common stock to the holders of the NEXT common stock as provided in the Merger Agreement. The terms of the issuance of the Company’s common stock remain unchanged.

On April 14, 2023, in connection with the execution and delivery of the Amendment and execution of the agreement relating to the Lakeview Transaction, the Company and NEXT entered into voting and support agreements (collectively, the “Preferred Stock Voting Agreements”) with certain holders of NEXT preferred stock issued in connection with the Lakeview Transaction. Pursuant to the Preferred Stock Voting Agreements, the holders agreed to vote all of such stockholder’s shares of NEXT (i) in favor of the NEXT Business Combination, the Merger Agreement and the transactions contemplated thereby and the other matters to be submitted to the NEXT’s stockholders for approval in connection with the transactions, and each holder agreed to take (or not take, as applicable) certain other actions in support of the Merger Agreement and the transactions, and (ii) to vote the shares in opposition to: any acquisition proposal and any and all other proposals (x) for the acquisition of NEXT, or (y) which are in competition with or materially inconsistent with the Merger Agreement, in each case in the manner and subject to the conditions set forth in the Preferred Stock Voting Agreements. Notwithstanding the foregoing, the holders shall not be required to take any action or deliver any instrument in the event that the Merger Agreement has been amended or modified, without the holders’ consent, (i) in a manner that is disproportionately adverse to the holders of the NEXT preferred stock held by such holders as compared to the holders of the other classes or series of NEXT equity securities or (ii) that would result in the holders not receiving NXTCLEAN Fuels Inc. Series A Preferred Stock as contemplated by certain subscription agreements, dated as of April 14, 2023, by and between the holders and NEXT. The Preferred Stock Voting Agreements prevent transfers of the securities held by the holders thereto between the date of the Preferred Stock Voting Agreement and the date of closing of the NEXT Business Combination, except for certain permitted transfers where the recipient also agrees to comply with the Preferred Stock Voting Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 4, 2021 (Inception) through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, identifying a target company for a Business Combination, negotiation the Merger Agreement, obtaining stockholder approval of an extension of the date by which the Company must complete its first Business Combination, negotiating financing in connection with the Merger with NEXT and seeking stockholder approval. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $33,717, which consists of operating costs of $380,367, change in fair value of warrant liability of $52,043 and provision for income taxes of $103,483, offset by interest income on marketable securities held in the Trust Account and bank account of $502,176.

For the three months ended June 30, 2022, we had a net income of $656,661, which consists of operating costs of $363,006 and provision for income taxes of $31,408, offset by interest income on marketable securities held in the Trust Account and bank account of $248,747 and change in fair value of warrant liability of $802,328.

For the six months ended June 30, 2023, we had a net income of $1,085,227, which consists of interest income on marketable securities held in the Trust Account and bank account of $2,397,288 and change in fair value of warrant liability of $128,157, offset by operating costs of $949,261 and provision for income taxes of $490,957.

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

Liquidity, Capital Resources and Going Concern

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

On April 10, 2023, we held a special meeting of stockholders at which our stockholders approved the extension of the date by which we must consummate a Business Combination from April 14, 2023 to December 14, 2023 (or such earlier date as determined by our board of directors).  In connection with the vote to approve the extension, the holders of our Public Shares had the right, with certain limited exceptions, to have their Public Shares redeemed.  In connection with such extension, stockholders holding 15,901,113 Public Shares exercised their right to redeem such shares, and, as a result, $165,137,380 ($10.38 per share) was removed from the Trust Account to pay such holders, leaving a balance of approximately $14 million after the redemption payments.  As a result of the redemptions, the number of Public Shares decreased from 17,250,000 shares to 1,348,887 shares.  In connection with the extension, we will deposit $35,000, or approximately $0.026 per Public Share that was not redeemed in connection with the extension, into the Trust Account each month, with the initial payment being made on April 14, 2023, with up to seven subsequent payments to be made on the 14th of the month, commencing May 14, 2023. Such amounts will be added to the Trust Account.

For the six months ended June 30, 2023, cash used in operating activities was $1,265,687. Net income of $1,085,227 was affected by interest earned on marketable securities held in the Trust Account of $2,389,034, change in fair value of the warrant liability of $128,157 and change in the deferred tax provision of $107,031. Changes in operating assets and liabilities provided $273,308 in cash for operating activities.

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

As of June 30, 2023, we had marketable securities held in the Trust Account of $14,499,588 (including $2,389,034 of interest income) consisting of securities held in a money market fund with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $1,344,476 of interest earned from the Trust Account to pay taxes obligation and $165,137,380 in connection with redemptions.

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

As of June 30, 2023, we had cash of $475,262 which consisted of $101,435 classified as restricted cash to be utilized for tax payments only. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

During 2022, we entered into a contingent fee arrangement with a third-party legal firm. The fees, contingent upon a successful Business Combination, are $1,000,000. These fees will only become payable upon the consummation of an initial Business Combination. In the event we do not complete a business combination, we are solely obligated to pay $150,000 under the contingent fee arrangement. We have accrued $477,945 in services provided through June 30, 2023 under this contract.

During 2022, we entered into a contingent fee arrangement with a third-party advisor for the sale of securities. All fees to the third-party advisor are contingent upon the consummation of such sales. As compensation for services, we agreed to pay the advisor a cash placement fee equal to the sum of six percent (6.0%) of the first $50,000,000 of gross proceeds of any sale of securities to investors (excluding Identified Investors), plus five percent (5.0%) of the gross proceeds of any sale in excess of $50,000,000, plus three percent (3.0%) of that portion, if any, of the gross proceeds of any sale of securities. Further, we agreed to a structuring fee, contingent upon the closing of a Business Combination, of $1,000,000 which will be offset by any funds raised under the fee arrangement. These fees are payable upon the consummation of an initial Business Combination.

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

Net (Loss) Income Per Share of Common Stock

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from (loss) income per share of common stock as the redemption value approximates fair value.

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

Under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, due to the lack of controls needed to assure we are differentiating expenses incurred in connection with business combination transactions and should be expensed, from those that apply to financing transactions which should be deferred and recorded as a reduction of proceeds upon the completion of a financing transaction. In addition, we lacked controls and procedures over financial reporting and review of financial statements, as well as over recording of accruals. The above deficiencies constitute material weakness in our internal controls as of June 30, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement additional remediation steps to improve our disclosure controls and procedures and our internal control over the review of all transactions and expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART –I - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) IPO Registration Statement, (ii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022, (iii) Quarterly Report on Form 10-Q for the period ended September 30, 2022, as filed with the SEC on November 9, 2022, (iv) 2022 Annual Report, (v) Proxy Statement on Schedule 14A, as filed with the SEC on March 22, 2022, and (iv) Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 10, 2023, at a special meeting of our stockholders, our stockholders approved the Extension Amendment. In connection with the stockholders’ vote to approve the Extension Amendment, 15,901,113 Public Shares were redeemed at approximately $10.38 per share, resulting in a reduction of $165,137,380.09 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	15,901,113	$10.38	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	—	—	—	—

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

INDUSTRIAL TECH ACQUISITIONS II, INC.

Dated: August 10, 2023	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)